Form 10-Q
period 2016-09-30
CARDINAL FINANCIAL CORP
filed 2016-11-07
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

32,805,803 shares of common stock, par value $1.00 per share, outstanding as of November 1, 2016

CARDINAL FINANCIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2016 and December 31, 2015

(In thousands, except share data)

	September 30,	December 31,
	2016	2015*
	(Unaudited)
Assets
Cash and due from banks	$23,928	$24,760
Federal funds sold	23,481	14,577
Total cash and cash equivalents	47,409	39,337
Investment securities available-for-sale	387,150	414,077
Investment securities held-to-maturity (fair value of $3,359 and $3,311 at September 30, 2016 and December 31, 2015, respectively)	3,780	3,836
Investment securities - trading	6,958	5,881
Total investment securities	397,888	423,794
Other investments	18,736	20,967
Loans held for sale ($272,457 and $175,814 at fair value at September 30, 2016 and December 31, 2015, respectively)	432,350	383,768
Loans receivable, net of deferred fees and costs	3,224,823	3,056,310
Allowance for loan losses	(33,641)	(31,723)
Loans receivable, net	3,191,182	3,024,587
Premises and equipment, net	24,190	25,163
Deferred tax asset, net	5,116	7,970
Goodwill and intangibles, net	36,115	36,576
Bank-owned life insurance	33,314	32,978
Other real estate owned	—	253
Accrued interest receivable and other assets	33,348	34,528
Total assets	$4,219,648	$4,029,921
Liabilities and Shareholders’ Equity
Non-interest bearing deposits	$757,184	$657,398
Interest bearing deposits	2,467,316	2,375,373
Total deposits	3,224,500	3,032,771
Other borrowed funds	464,876	537,965
Mortgage funding checks	36,740	12,554
Escrow liabilities	3,653	2,676
Accrued interest payable and other liabilities	38,042	30,808
Total liabilities	3,767,811	3,616,774

Commitments and contingencies (Note 10)

	2016	2015
Common stock, $1 par value
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,803,353	32,373,433	32,803	32,373
Additional paid-in capital			214,941	207,429
Retained earnings			194,300	166,303
Accumulated other comprehensive income, net			9,793	7,042
Total shareholders’ equity			451,837	413,147
Total liabilities and shareholders’ equity			$4,219,648	$4,029,921

*Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

 CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME

 Three and nine months ended September 30, 2016 and 2015

 (In thousands, except per share data)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$32,306	$29,034	$94,661	$84,497
Loans held for sale	3,850	3,618	10,194	9,988
Federal funds sold	52	23	154	63
Investment securities available-for-sale	2,890	3,013	9,066	8,327
Investment securities held-to-maturity	14	13	42	52
Other investments	191	156	605	452
Total interest income	39,303	35,857	114,722	103,379
Interest expense:
Deposits	4,793	4,342	13,808	11,731
Other borrowed funds	1,545	1,881	5,719	5,725
Total interest expense	6,338	6,223	19,527	17,456
Net interest income	32,965	29,634	95,195	85,923
Provision for (recovery of) loan losses	990	(547)	1,670	939
Net interest income after provision for (recovery of) loan losses	31,975	30,181	93,525	84,984
Non-interest income:
Service charges on deposit accounts	612	584	1,744	1,705
Loan fees	596	344	1,264	1,289
Investment fee income	94	142	263	400
Realized and unrealized gains on mortgage banking activities	15,623	8,113	45,070	35,391
Net realized gain on investment securities-trading	331	191	438	367
Net realized gain on investment securities-available for sale	—	769	3,726	1,151
Litigation settlement	—	—	—	2,950
Increase in cash surrender value of bank-owned life insurance	101	118	336	330
Other income	134	6	406	17
Total non-interest income	17,491	10,267	53,247	43,600
Non-interest expense:
Salary and benefits	17,331	13,409	48,864	37,453
Occupancy	2,577	2,492	7,617	7,323
Professional fees	727	852	2,411	3,577
Depreciation	764	828	2,441	2,550
Data processing & communications	1,542	1,373	4,405	4,336
FDIC insurance premiums	516	516	1,548	1,548
Mortgage loan repurchases and settlements	—	47	100	47
Loss on extinguishment of debt	—	—	3,638	—
Merger and acquisition expenses	2,284	—	2,284	472
Amortization of intangibles	147	180	461	565
Other operating expenses	4,447	4,298	12,974	13,145
Total non-interest expense	30,335	23,995	86,743	71,016
Income before income taxes	19,131	16,453	60,029	57,568
Provision for income taxes	6,609	5,244	20,339	19,249
Net income	$12,522	$11,209	$39,690	$38,319
Earnings per common share - basic	$0.38	$0.34	$1.20	$1.17
Earnings per common share - diluted	$0.37	$0.34	$1.18	$1.15
Weighted-average common shares outstanding - basic	33,200	32,767	33,071	32,710
Weighted-average common shares outstanding - diluted	33,767	33,311	33,577	33,192

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$12,522	$11,209	$39,690	$38,319
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized holding gain (loss) arising during the period, net of tax benefit of $779 and net of tax expense of $2,697 for the three and nine months ended September 30, 2016, respectively, net of tax expense of $1,226 and net of tax benefit $162 for the three and nine months ended September 30, 2015, respectively.	(1,391)	2,190	4,815	(289)

Reclassification adjustment for net gains included in net income net of tax expense of $0 and $1,338 for the three and nine months ended September 30, 2016, respectively, and net of tax expense $255 and $382 for the three and nine months ended September 30, 2015, respectively.	—	(514)	(2,388)	(769)

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax expense of $87 and $496 for the three and nine months ended September 30, 2016, respectively, net of tax benefit of $910 and $1,115 for the three and nine months ended September 30, 2015, respectively.	(156)	(1,625)	(1,815)	(1,985)

Reclassification adjustment for net losses included in net income net of tax expense of $408 and $1,200 for the three and nine months ended September 30, 2016, respectively, and net of tax expense $202 and $435 for the three and nine months ended September 30, 2015, respectively.	729	361	2,139	777

Other comprehensive income (loss)	(818)	412	2,751	(2,266)
Comprehensive income	$11,704	$11,621	$42,441	$36,053

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	124	124	1,138	—	—	1,262

Vesting of restricted stock grants	7	7	(7)	—	—	—

Stock compensation expense, net of tax benefit	—	—	1,203	—	—	1,203

Dividends on common stock of $0.33 per share	—	—	—	(10,616)	—	(10,616)

Other comprehensive loss	—	—	—	—	(2,266)	(2,266)

Net income	—	—	—	38,319	—	38,319

Balance, September 30, 2015	32,209	$32,209	$204,282	$160,832	$7,900	$405,223
Balance, December 31, 2015	32,373	$32,373	$207,429	$166,303	$7,042	$413,147

Stock options exercised	374	374	5,578	—	—	5,952

Vesting of restricted stock grants	56	56	(56)	—	—	—

Stock compensation expense, net of tax benefit	—	—	1,990	—	—	1,990

Dividends on common stock of $0.36 per share	—	—	—	(11,693)	—	(11,693)

Other comprehensive income	—	—	—	—	2,751	2,751

Net income	—	—	—	39,690	—	39,690

Balance, September 30, 2016	32,803	$32,803	$214,941	$194,300	$9,793	$451,837

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income	$39,690	$38,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,441	2,550
Amortization of premiums, discounts and intangibles	1,680	1,245
Provision for loan losses	1,670	939
Loans held for sale originated	(3,139,875)	(2,815,713)
Proceeds from the sale of loans held for sale	3,136,363	2,788,549
Realized and unrealized gains on mortgage banking activities	(45,070)	(35,391)
Purchase of investment securities-trading	(2,519)	(1,165)
Gain on investment securities-trading	(438)	(367)
Gain on sale of investment securities-available for sale	(3,726)	(942)
Gain on call of investment securities available-for-sale	—	(209)
Gain on sale of other real estate owned	(40)	—
Stock compensation expense	1,990	1,210
Increase in cash surrender value of bank-owned life insurance	(336)	(330)
Decrease (increase) in accrued interest receivable and other assets	2,999	(25,089)
Increase in accrued interest payable, escrow liabilities and other liabilities	10,091	21,328
Net cash provided by (used in) operating activities	4,920	(25,066)
Cash flows from investing activities:
Net purchases of premises and equipment	(1,468)	(2,695)
Proceeds from maturity and call of investment securities available-for-sale	40,990	31,013
Proceeds from sale of mortgage-backed securities available for sale	37,811	14,956
Proceeds from sale of investment securities available for sale	16,495	—
Proceeds from the sale of other investments	12,962	4,212
Purchase of investment securities available for sale	(27,481)	(72,064)
Purchase of mortgage-backed securities available-for-sale	(45,655)	(56,926)
Purchase of other investments	(10,731)	(4,382)
Redemptions of investment securities available-for-sale	11,060	13,587
Redemptions of investment securities held-to-maturity	56	167
Proceeds from sale of other real estate owned	293	—
Net increase in loans receivable, net of deferred fees and costs	(168,265)	(334,585)
Net cash used in investing activities	(133,933)	(406,717)
Cash flows from financing activities:
Net increase in deposits	191,729	403,418
Net increase in other borrowed funds - short term	6,911	16,024
Net increase in mortgage funding checks	24,186	949
Proceeds from FHLB advances	350,000	100,000
Repayment of FHLB advances	(430,000)	(85,000)
Stock options exercised	5,952	1,255
Dividends on common stock	(11,693)	(10,616)
Net cash provided by financing activities	137,085	426,030
Net increase (decrease) in cash and cash equivalents	8,072	(5,753)
Cash and cash equivalents at beginning of the year	39,337	38,189
Cash and cash equivalents at end of the period	$47,409	$32,436
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,799	$17,767
Income taxes	18,117	19,136

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale investment securities	3,786	(1,669)
Change in fair value of derivative instruments designated as cash flow hedges	506	(855)
Unsettled purchases of mortgage-backed securities available for sale	—	13,847

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On August 18, 2016, the Company announced that it will merge with United Bankshares, Inc., (“United”), a West Virginia corporation headquartered in Charleston.   Under the terms of the merger agreement, United will acquire the Company, with common shareholders of the Company receiving 0.71 shares of United common stock for each share of Cardinal Financial. The transaction is subject to shareholder and regulatory approvals, and is expected to close during the second quarter of 2017.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X, Article 10. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2

Stock-Based Compensation

At September 30, 2016, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company could grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan was amended in 2011 to increase the number of shares available under the plan and extend the term to 2021.  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and performance share awards to directors, eligible officers and key employees of the Company.  There were 94,576 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of September 30, 2016.

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

Total expense related to the Company’s share-based compensation plans for the three months ended September 30, 2016 and 2015 was $408,000 and $344,000, respectively.  Total stock compensation expense for the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.2 million, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $138,000 and $115,000 for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, total income tax benefit recognized in the income statements for share-based compensation arrangements was $668,000 and $405,000, respectively.

No options were granted for the three months ended September 30, 2016 and 17,000 were granted during the nine months ended September 30, 2016. Options granted for the three and nine months ended September 30, 2015 were 750 and 119,000, respectively.  The weighted average per share fair value of stock option grants for the nine months ended September 30, 2016 was $5.59.  The weighted average per share fair value of stock option grants for the three and nine months ended September 30, 2015 was $6.98 and $5.95, respectively.   The fair values of the options granted during all periods ended September 30, 2016 and 2015 were estimated as of the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Estimated option life	N/A	6.5 Years	6.5 Years	6.5 Years
Risk free interest rate	N/A	2.07%	1.53%	1.66 - 2.07%
Expected volatility	N/A	36.90%	36.50%	36.90%
Expected dividend yield	N/A	2.46%	2.40%	2.46%

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

Stock option activity during the nine months ended September 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2015	1,023,550	$14.97
Granted	17,000	19.18
Exercised	(374,272)	15.90
Forfeited	(6,334)	15.84
Outstanding at September 30, 2016	659,944	$14.54	6.10	$7,625,374
Options exercisable at September 30, 2016	562,432	$13.87	5.78	$6,870,567

The intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $3.6 million and $3.8 million, respectively. For options exercised during the three and nine months ended September 30, 2015, the intrinsic value of options was $3,000 and $1.2 million, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	300,125	$5.67
Granted	17,000	5.59
Vested	(215,579)	5.70
Forfeited	(4,034)	5.93
Balance at September 30, 2016	97,512	$5.58

A summary of the Company’s restricted stock grant activity during the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2015	65,932	$21.76
Granted	107,100	19.68
Vested	(55,309)	20.36
Forfeited	(13,817)	20.37
Balance at September 30, 2016	103,906	$20.55

At September 30, 2016, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares from stock options that vested during the three months ended September 30, 2016 and 2015 was $41,000 and $44,000, respectively. For the nine months ended September 30, 2016 and 2015, the total fair value of shares that vested was $1.2 million and $1.0 million, respectively.  The total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2016 were $199,000 and $1.2 million, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2015 were $0 and $134,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2016 and 2015 is as follows:

At and for the Three Months Ended September 30, 2016 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$32,980	$196	$—	$(211)	$—	$32,965
Provision for loan losses	990	—	—	—	—	990
Non-interest income	1,391	15,669	94	337	—	17,491
Non-interest expense	15,940	11,464	94	2,837	—	30,335
Provision for income taxes	5,978	1,585	—	(954)	—	6,609
Net income (loss)	$11,463	$2,816	$—	$(1,757)	$—	$12,522

Total Assets	$4,113,690	$487,704	$603	$452,757	$(835,106)	$4,219,648
Average Assets	4,140,341	455,608	2,525	453,874	(825,563)	4,226,785

At and for the Three Months Ended September 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$29,137	$682	$—	$(185)	$—	$29,634
Provision for loan losses	(547)	—	—	—	—	(547)
Non-interest income	1,723	8,217	131	196	—	10,267
Non-interest expense	15,339	7,905	112	639	—	23,995
Provision for income taxes	5,089	363	7	(215)	—	5,244
Net income (loss)	$10,979	$631	$12	$(413)	$—	$11,209

Total Assets	$3,808,263	$421,132	$2,428	$407,566	$(757,653)	$3,881,736
Average Assets	3,674,500	380,504	2,430	409,191	(725,236)	3,741,389

At and for the Nine Months Ended September 30, 2016 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$94,968	$836	$—	$(609)	$—	$95,195
Provision for loan losses	1,670	—	—	—	—	1,670
Non-interest income	7,278	45,170	344	455	—	53,247
Non-interest expense	51,914	29,809	249	4,771	—	86,743
Provision for income taxes	16,200	5,835	33	(1,729)	—	20,339
Net income (loss)	$32,462	$10,362	$62	$(3,196)	$—	$39,690

Total Assets	$4,113,690	$487,704	$603	$452,757	$(835,106)	$4,219,648
Average Assets	4,015,870	395,642	1,861	455,598	(772,497)	4,096,474

At and for the Nine Months Ended September 30, 2015 (in thousands):

			Wealth Management
	Commercial	Mortgage	and		Intersegment
	Banking	Banking	Trust Services	Other	Elimination	Consolidated
Net interest income	$84,632	$1,834	$—	$(543)	$—	$85,923
Provision for loan losses	939	—	—	—	—	939
Non-interest income	4,329	35,583	356	3,332	—	43,600
Non-interest expense	44,223	23,213	330	3,250	—	71,016
Provision for income taxes	14,209	5,187	9	(156)	—	19,249
Net income (loss)	$29,590	$9,017	$17	$(305)	$—	$38,319

Total Assets	$3,808,263	$421,132	$2,428	$407,566	$(757,653)	$3,881,736
Average Assets	3,516,829	359,173	2,418	413,978	(711,837)	3,580,561

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

Note 4

Earnings Per Share

The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015.  There were 0 and 150 antidilutive outstanding stock options excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2016, respectively. There were no antidilutive outstanding stock options excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2015.   There were no antidilutive outstanding restricted stock awards excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2016.   There were 6 and 363 antidilutive outstanding restricted stock grants excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
(In thousands,	September 30,		September 30,
except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$12,522	$11,209	$39,690	$38,319
Weighted average common shares - basic	33,200	32,767	33,071	32,710
Weighted average common shares - diluted	33,767	33,311	33,577	33,192
Earnings per common share - basic	$0.38	$0.34	$1.20	$1.17
Earnings per common share - diluted	$0.37	$0.34	$1.18	$1.15

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

The following shows the composition of basic outstanding shares for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Weighted average common shares outstanding	32,572	32,209	32,463	32,173
Weighted average shares attributable to the deferred compensation plans	628	558	608	537
Total weighted average shares - basic	33,200	32,767	33,071	32,710

The following shows the composition of diluted outstanding shares for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Weighted average shares outstanding - basic (from above)	33,200	32,767	33,071	32,710
Incremental weighted average shares attributable to deferred compensation plans	363	307	340	285
Weighted average shares attributable to vested stock options	161	230	127	197
Incremental shares from stock option plans	9	5	—	—
Incremental shares from restricted stock grants	34	2	39	—
Total weighted average shares - diluted	33,767	33,311	33,577	33,192

Note 5

Investment Securities

The approximate fair value and amortized cost of investment securities at September 30, 2016 and December 31, 2015 are shown in the table below.

	September 30, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$40,220	$750	$—	$40,970
Mortgage-backed securities	157,746	6,864	(149)	164,461
Municipal securities	173,452	8,311	(44)	181,719
Total	$371,418	$15,925	$(193)	$387,150

Investment Securities Held-to-Maturity
Mortgage-backed securities	$1	$—	$—	$1
Pooled trust preferred securities	3,779	—	(421)	3,358
Total	$3,780	$—	$(421)	$3,359

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$70,617	$2,318	$(30)	$72,905
Mortgage-backed securities	158,959	3,982	(217)	162,724
Municipal securities	172,556	6,154	(262)	178,448
Total	$402,132	$12,454	$(509)	$414,077

Investment Securities Held-to-Maturity
Mortgage-backed securities	$3	$—	$—	$3
Pooled trust preferred securities	3,833	—	(525)	3,308
Total	$3,836	$—	$(525)	$3,311

The fair value and amortized cost of investment securities by contractual maturity at September 30, 2016 and December 31, 2015 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within One Year	$15,324	$15,652	$—	$—
After 1 year but within 5 years	54,600	57,583	—	—
After 5 years but within 10 years	24,837	25,872	—	—
After 10 years	118,911	123,582	3,779	3,358
Mortgage-backed securities	157,746	164,461	1	1
Total	$371,418	$387,150	$3,780	$3,359

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$9,225	$9,382	$—	$—
After 1 year but within 5 years	52,510	55,120	—	—
After 5 years but within 10 years	38,095	40,243	—	—
After 10 years	143,343	146,608	3,833	3,308
Mortgage-backed securities	158,959	162,724	3	3
Total	$402,132	$414,077	$3,836	$3,311

The following table shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

At September 30, 2016

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mortgage-backed securities	$3,197	$(134)	$541	$(15)	$3,738	$(149)
Municipal securities	4,618	(44)	—	—	4,618	(44)
Total temporarily impaired securities	$7,815	$(178)	$541	$(15)	$8,356	$(193)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,358	$(421)	$3,358	$(421)
Total temporarily impaired securities	$—	$—	$3,358	$(421)	$3,358	$(421)

At December 31, 2015

Investment Securities Available-for- Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$9,970	$(30)	$—	$—	$9,970	$(30)
Mortgage-backed securities	46,772	(202)	677	(15)	47,449	(217)
Municipal securities	30,313	(261)	259	(1)	30,572	(262)
Total temporarily impaired securities	$87,055	$(493)	$936	$(16)	$87,991	$(509)

Investment Securities Held-to- Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,308	$(525)	$3,308	$(525)
Total temporarily impaired securities	$—	$—	$3,308	$(525)	$3,308	$(525)

The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2016, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2016, 99% of the Company’s mortgage-related securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

The Company has $796,000 in non-government non-agency mortgage-related securities in its available-for-sale portfolio.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At September 30, 2016, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of the temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment was recognized for the securities in the Company’s investment portfolio for the three and nine months ended September 30, 2016.

The Company has investment assets designated as trading to economically hedge against fair value changes in the Company’s nonqualified deferred compensation plan liability.  Those investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  Trading securities at September 30, 2016 and December 31, 2015 are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Cash equivalents	$1,025	$702
Mutual funds	5,933	5,179
	$6,958	$5,881

The following table reports the Company’s taxable interest income, tax-exempt interest income and dividends for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Interest and dividends on securities:
Taxable	$1,829	$1,963	$5,900	$5,216
Tax-exempt	1,075	1,062	3,209	3,163
Dividends	191	157	604	452
	$3,095	$3,182	$9,713	$8,831

Note 6

Loans Receivable and Allowance for Loan Losses

The loan portfolio at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$326,500	$10,276	$336,776
Real estate - commercial	1,626,148	68,509	1,694,657
Real estate - construction	572,022	1,237	573,259
Real estate - residential	451,926	5,806	457,732
Home equity lines	159,318	2,010	161,328
Consumer	4,934	450	5,384
	3,140,848	88,288	3,229,136
Net deferred fees	(4,313)	—	(4,313)
Loans receivable, net of deferred fees and costs	3,136,535	88,288	3,224,823
Allowance for loan losses	(33,199)	(442)	(33,641)
Loans receivable, net	$3,103,336	$87,846	$3,191,182

	December 31, 2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$366,549	$13,138	$379,687
Real estate - commercial	1,421,976	78,329	1,500,305
Real estate - construction	572,260	1,341	573,601
Real estate - residential	439,346	6,420	445,766
Home equity lines	153,762	2,869	156,631
Consumer	4,278	568	4,846
	2,958,171	102,665	3,060,836
Net deferred fees	(4,526)	—	(4,526)
Loans receivable, net of deferred fees and costs	2,953,645	102,665	3,056,310
Allowance for loan losses	(31,564)	(159)	(31,723)
Loans receivable, net	$2,922,081	$102,506	$3,024,587

The loan portfolio is segregated into two components:  loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans in the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at September 30, 2016 and December 31, 2015 are as follows:

(in thousands)	September 30, 2016
Purchased credit impaired loans
Outstanding principal balance	$8,984
Carrying amount	5,895

Purchased performing loans
Outstanding principal balance	83,785
Carrying amount	82,393

Total acquired loans
Outstanding principal balance	92,769
Carrying amount	88,288

(in thousands)	December 31, 2015
Purchased credit impaired loans
Outstanding principal balance	$10,886
Carrying amount	7,723

Purchased performing loans
Outstanding principal balance	96,392
Carrying amount	94,942

Total acquired loans
Outstanding principal balance	107,278
Carrying amount	102,665

The following tables present the changes in the total discount when comparing the outstanding principal balance of acquired loans to the carrying amount for the nine months ended September 30, 2016 and 2015.

(in thousands)
Balance at December 31, 2015	$(4,613)
Charge-offs	—
Recoveries	(61)
Accretion	193
Balance at September 30, 2016	$(4,481)

(in thousands)
Balance at December 31, 2014	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(9)
Balance at December 31, 2015	$(4,613)

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

For the three and nine months ended September 30, 2016, the Company recorded an allowance for loan losses for the acquired loan portfolio of $(5,000) and $442,000, respectively.  For the three and nine months ended September 30, 2015, the Company did not record an allowance for loan losses for the acquired loan portfolio. There were no impairments recorded in the purchased credit impaired portfolio as of September 30, 2016 and 2015.

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, as of September 30, 2016 and 2015 and December 31, 2015, are below:

Allowance for Loan Losses

For the Three Months Ended September 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2016	$1,491	$21,777	$7,803	$1,652	$222	$39	$32,984
Charge-offs	(190)	—	—	(190)	—	(1)	(381)
Recoveries	38	—	—	10	—	—	48
Provision for loan losses	12	1,091	(218)	124	(21)	2	990
Ending Balance, September 30, 2016	$1,351	$22,868	$7,585	$1,596	$201	$40	$33,641

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723
Charge-offs	(227)	—	—	(190)	(51)	(3)	(471)
Recoveries	183	50	451	35	—	—	719
Provision for loan losses	(228)	2,462	(743)	289	(125)	15	1,670
Ending Balance, September 30, 2016	$1,351	$22,868	$7,585	$1,596	$201	$40	$33,641

Ending Balance, September 30, 2016
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,351	22,868	7,585	1,596	201	40	33,641

Loans Receivable

At September 30, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2016	$336,776	$1,694,657	$573,259	$457,732	$161,328	$5,384	$3,229,136

Ending Balance, September 30, 2016
Individually evaluated for impairment	$579	$1,986	$—	$—	$—	$—	$2,565
Purchased Credit Impaired Loans	78	3,826	1,237	260	494	—	5,895
Collectively evaluated for impairment	336,119	1,688,845	572,022	457,472	160,834	5,384	3,220,676

Allowance for Loan Losses

For the Three Months Ended September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, July 1, 2015	$2,045	$18,216	$7,789	$1,881	$236	$31	$30,198
Charge-offs	—	—	—	(28)	—	—	(28)
Recoveries	456	1,478	5	10	—	—	1,949
Provision for loan losses	(458)	(638)	1,121	(475)	(92)	(5)	(547)
Ending Balance, September 30, 2015	$2,043	$19,056	$8,915	$1,388	$144	$26	$31,572

Allowance for Loan Losses

At and for the Nine Months Ended September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(15)	(38)	—	(28)	(48)	(16)	(145)
Recoveries	657	1,802	16	28	—	—	2,503
Provision for loan losses	(660)	(528)	2,794	(566)	(109)	8	939
Ending Balance, September 30, 2015	$2,043	$19,056	$8,915	$1,388	$144	$26	$31,572

Ending Balance, September 30, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,043	19,056	8,915	1,388	144	26	31,572

Loans Receivable

At September 30, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, September 30, 2015	$346,729	$1,360,624	$624,127	$435,845	$150,541	$4,745	$2,922,611

Ending Balance, September 30, 2015
Individually evaluated for impairment	$960	$6,322	$—	$—	$143	$—	$7,425
Purchased Credit Impaired Loans	1,840	6,276	1,340	345	506	—	10,307
Collectively evaluated for impairment	343,929	1,348,026	622,787	435,500	149,892	4,745	2,904,879

Allowance for Loan Losses

For the Year Ended December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$2,061	$17,820	$6,105	$1,954	$301	$34	$28,275
Charge-offs	(144)	—	—	(28)	(48)	(71)	(291)
Recoveries	485	1,802	22	42	—	—	2,351
Provision for loan losses	(779)	734	1,750	(506)	124	65	1,388
Ending Balance, December 31, 2015	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723

Ending Balance, December 31, 2015
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,623	20,356	7,877	1,462	377	28	31,723

Loans Receivable

At December 31, 2015

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2015	$379,687	$1,500,305	$573,601	$445,766	$156,631	$4,846	$3,060,836

Ending Balance, December 31, 2015
Individually evaluated for impairment	$893	$5,616	$—	$587	$51	$—	$7,147
Purchased Credit Impaired Loans	863	4,669	1,341	338	512	—	7,723
Collectively evaluated for impairment	377,931	1,490,020	572,260	444,841	156,068	4,846	3,045,966

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

The following tables report the Company’s nonaccrual and past due loans at September 30, 2016 and December 31, 2015.  In addition, the credit quality of the loan portfolio is provided as of September 30, 2016 and December 31, 2015.

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At September 30, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$386	$—	$—	$386	$326,114	$326,500	$—	$—

Real estate - commercial
Owner occupied	3	—	—	3	394,305	394,308	—	—
Non-owner occupied	—	—	—	—	1,231,840	1,231,840	—	—

Real estate - construction
Residential	—	—	—	—	236,873	236,873	—	—
Commercial	—	—	—	—	335,149	335,149	—	—

Real estate - residential
Single family	—	—	—	—	215,985	215,985	—	—
Multi-family	—	—	—	—	235,941	235,941	—	—

Home equity lines	—	—	—	—	159,318	159,318	—	—

Consumer
Installment	—	—	—	—	4,462	4,462	—	—
Credit cards	5	—	—	5	467	472	—	—
	$394	$—	$—	$394	$3,140,454	$3,140,848	$—	$—

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At September 30, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$10,276	10,276	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	31,740	31,740	—	—
Non-owner occupied	—	—	—	—	36,769	36,769	—	—

Real estate - construction
Residential	—	—	—	—	750	750	—	—
Commercial	—	—	—	—	487	487	—	—

Real estate - residential
Single family	—	—		—	5,806	5,806	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,010	2,010	—	—

Consumer
Installment	—	—	—	—	450	450	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$88,288	$88,288	$—	$—

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$58	$58	$366,491	366,549	$—	$58

Real estate - commercial
Owner occupied	—	—	—	—	360,287	360,287	—	—
Non-owner occupied	—	—	—	—	1,061,689	1,061,689	—	—

Real estate - construction
Residential	—	—	—	—	257,679	257,679	—	—
Commercial	—	—	—	—	314,581	314,581	—	—

Real estate - residential
Single family	351	587	—	938	250,063	251,001	—	—
Multi-family	—	—	—	—	188,345	188,345	—	—

Home equity lines	—	—	51	51	153,711	153,762	—	51

Consumer
Installment	—	—	—	—	3,830	3,830	—	—
Credit cards	—	—	—	—	448	448	—	—
	$351	$587	$109	$1,047	$2,957,124	$2,958,171	$—	$109

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$342	$342	$12,796	13,138	$—	$342

Real estate - commercial
Owner occupied	—	—	—	—	37,450	37,450	—	—
Non-owner occupied	—	—	—	—	40,879	40,879	—	—

Real estate - construction
Residential	—	—	—	—	811	811	—	—
Commercial	—	—	—	—	530	530	—	—

Real estate - residential
Single family	—	—		—	6,420	6,420	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,869	2,869	—	—

Consumer
Installment	—	—	—	—	568	568	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$342	$342	$102,323	$102,665	$—	$342

Impaired Loans - Originated Loan Portfolio

At September 30, 2016

(In thousands)

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of September 30, 2016 and December 31, 2015, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$579	$579	$—	$3	$722
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	1,986	2,401	—	9	2,914
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	147
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	192
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$579	$579	$—	$3	$722
Real estate - commercial	1,986	2,401	—	9	2,914
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	147
Home equity lines	—	—	—	—	192
Consumer	—	—	—	—	—
Total	$2,565	$2,980	$—	$12	$3,975

Impaired Loans - Acquired Loan Portfolio

At September 30, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$—	$—	$—	$—	$85
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	47
Real estate - construction
Residential	750	895	—	8	559
Commercial	487	621	—	6	496
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$—	$—	$—	$—	$85
Real estate - commercial	—	—	—	—	47
Real estate - construction	1,237	1,516	—	14	1,055
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,237	$1,516	$—	$14	$1,187

Impaired Loans - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$893	$916	$—	$1	$1,026
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	5,616	6,461	—	30	2,953
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	125
Real estate - residential
Single family	587	587	—	8	294
Multi-family	—	—	—	—	—
Home equity lines	51	51	—	—	116
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$893	$916	$—	$1	$1,026
Real estate - commercial	5,616	6,461	—	30	2,953
Real estate - construction	—	—	—	—	125
Real estate - residential	587	587	—	8	294
Home equity lines	51	51	—	—	116
Consumer	—	—	—	—	—
Total	$7,147	$8,015	$—	$39	$4,514

Impaired Loans - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$342	$470	$—	$—	$459
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	190	225	—	1	728
Real estate - construction
Residential	—	—	—	—	—
Commercial	530	627	—	4	685
Real estate - residential
Single family	—	—	—	—	153
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$342	$470	$—	$—	$459
Real estate - commercial	190	225	—	1	728
Real estate - construction	530	627	—	4	685
Real estate - residential	—	—	—	—	153
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,062	$1,322	$—	$5	$2,025

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

During the three and nine months ended September 30, 2016 and 2015, there were no loans modified in a TDR.  At September 30, 2016 and December 31, 2015, the Company had two TDRs totaling $356,000 and $365,000, respectively (both of which are related to one borrower).  Loans reported as TDRs as of September 30, 2016 and December 31, 2015 are not on nonaccrual.  While the borrower is having financial difficulty, the borrower has not missed a scheduled payment under the terms of the loan agreement.  The Company did not place these TDRs on nonaccrual as the only concession granted to the borrower was an extension of the maturity date to provide the borrower additional time needed to sell the collateral associated with these two loans.

At September 30, 2016, these loans are performing as expected post-modification. There were no acquired loans classified as TDRs.  For restructured loans in the portfolio, the Company had no loan loss reserves at September 30, 2016 and December 31, 2015, respectively.  There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured as of September 30, 2016 and December 31, 2015.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.  For the three and nine months ended September 30, 2016 and 2015, there were no loans modified during the previous 12 months that defaulted during the period.

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (OLEM), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the Bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at September 30, 2016 and December 31, 2015.

Internal Risk Rating Grades - Originated Loan Portfolio

At September 30, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$325,465	$456	$579	$—	$—

Real estate - commercial
Owner occupied	394,308	—	—	—	—
Non-owner occupied	1,229,480	374	1,986	—	—

Real estate - construction
Residential	236,873	—	—	—	—
Commercial	335,149	—	—	—	—

Real estate - residential
Single family	215,985	—	—	—	—
Multi-family	235,941	—	—	—	—

Home equity lines	159,318	—	—	—	—

Consumer
Installment	4,462	—	—	—	—
Credit cards	467	5	—	—	—
Total Loans Receivable	$3,137,448	$835	$2,565	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At September 30, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$10,245	$31	$—	$—	$—

Real estate - commercial
Owner occupied	31,740	—	—	—	—
Non-owner occupied	28,110	8,659	—	—	—

Real estate - construction
Residential	—	—	750	—	—
Commercial	—	—	487	—	—

Real estate - residential
Single family	5,806	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,010	—	—	—	—

Consumer
Installment	450	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$78,361	$8,690	$1,237	$—	$—

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$364,932	$724	$893	$—	$—

Real estate - commercial
Owner occupied	360,287	—	—	—	—
Non-owner occupied	1,058,293	3,396	—	—	—

Real estate - construction
Residential	257,679	—	—	—	—
Commercial	304,580	4,385	5,616	—	—

Real estate - residential
Single family	250,063	351	587	—	—
Multi-family	188,345	—	—	—	—

Home equity lines	153,711	—	51	—	—

Consumer
Installment	3,830	—	—	—	—
Credit cards	448	—	—	—	—
Total Loans Receivable	$2,942,168	$8,856	$7,147	$—	$—

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$12,744	$52	$342	$—	$—

Real estate - commercial
Owner occupied	37,450	—	—	—	—
Non-owner occupied	35,430	5,259	190	—	—

Real estate - construction
Residential	811	—	—	—	—
Commercial	—	—	530	—	—

Real estate - residential
Single family	6,420	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	2,869	—	—	—	—

Consumer
Installment	568	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$96,292	$5,311	$1,062	$—	$—

Note 7

Derivative Instruments and Hedging Activities

The Company records its derivatives at their fair values in either a gain or loss position and is presented on a gross basis in other assets and other liabilities, respectively, on the statement of condition.  The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness.  The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis.  Ineffectiveness is recorded through earnings.  For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion which is recorded in earnings.  For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.  The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.  When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

The Company enters into rate lock commitments to finance residential mortgage loans with its customers.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released and short sales of mortgage-backed securities.  When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings.  The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates.  Realized and unrealized gains on mortgage banking activities represents the gain recognized for the period presented and associated elements of fair value.

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

For loans sold on a mandatory delivery basis, the Company enters into a trade of mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk.  Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges.  At the closing of the mandatory delivery loan, the loan commitment derivative expires and the Company records a loan held for sale at fair value and continues to mark these assets to market under the election of fair value option. The Company closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value.

At September 30, 2016, accumulated other comprehensive income included an unrealized loss, net of tax, of $201,000 related to forward loan sales contracts designated as the hedging instrument in the cash flow hedge related to best efforts delivery. Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at September 30, 2016 which is related to the Company’s cash flow hedges will be recognized in earnings during the fourth quarter of 2016. For the three and nine months ended September 30, 2016 and 2015, the Company recognized minimal amounts due to cash flow hedge ineffectiveness.  For the three and nine months ended September 30, 2016, the Company recognized net gains of $166,000 and $590,000, respectively, related to the fair values of the mandatory rate lock commitments and loans held for sale under mandatory delivery net of losses related to the residual hedge.

At September 30, 2016, the Company had $376.3 million in residential mortgage rate lock commitments and associated forward sales and mortgage-backed securities in the residual hedge, and $136.6 million in forward loan sales associated with $432.3 million of loans that had closed and were presented as held for sale.

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at September 30, 2016 and December 31, 2015.  In addition, the gains and losses related to these derivative instruments are provided for the three and nine months ended September 30, 2016 and 2015.

Derivative Instruments and Hedging Activities

At September 30, 2016

(in thousands)

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives Instruments Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$33,440	$182	Accrued Interest Payable and Other Liabilities	$66,150	$244
Total Designated Instruments		33,440	182		66,150	244

Derivatives Instruments Not Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$83,166	$140	Accrued Interest Payable and Other Liabilities	$201,958	$575
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	—	—	Accrued Interest Payable and Other Liabilities	442,500	1,838
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	344,983	13,512	Accrued Interest Payable and Other Liabilities	31,330	140
Total Undesignated Instruments		428,149	13,652		675,788	2,553

Total Derivatives		$461,589	$13,834		$741,938	$2,797

Derivative Instruments and Hedging Activities

At December 31, 2015

(in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Instruments Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$1,569	Accrued Interest Payable and Other Liabilities	$1,419
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	416	Accrued Interest Payable and Other Liabilities	477
Total Designated Instruments		1,985		1,896

Derivatives Instruments Not Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$16,784	Accrued Interest Payable and Other Liabilities	$168
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	64	Accrued Interest Payable and Other Liabilities	181
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	313	Accrued Interest Payable and Other Liabilities	213
Total Undesignated Instruments		17,161		562

Total Derivatives		$19,146		$2,458

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$573	Other Income	$(1,137)	Other Income	$—
Total	$573		$(1,137)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments
TBA mortgage-backed securities	$13,372	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,838)	Realized and unrealized gains on mortgage banking activities
Total	(435)	Other Income
	$11,099

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$324	Other Income	$(3,339)	Other Income	$—
Total	$324		$(3,339)		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments	$66,178	Realized and unrealized gains on mortgage banking activities
TBA mortgage-backed securities	(5,950)	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(3,053)	Other Income
Total	$57,175

Impact of Derivative Instruments on the Statement of Income

For the Three Months Ended September 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Lock Commitments	$(721)	Other Income	$900	Other Income	$148
Forward Loan Sales Commitments	(543)	Other Income	(9,351)	Other Income	—
Total	$(1,264)		$(8,451)		$148

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$17,758	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,441)	Other Income
Rate Lock Commitments	1,441	Other Income
Total	$17,758

Impact of Derivative Instruments on the Statement of Income

For the Nine Months Ended September 30, 2015

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Lock Commitments	$(722)	Other Income	$900	Other Income	$160
Forward Loan Sales Commitments	(486)	Other Income	(15)	Other Income	—
Total	$(1,208)		$885		$160

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Rate Lock Commitment	$57,754	Realized and unrealized gains on mortgage banking activities

Forward Loan Sales Commitments	(2,434)	Other Income
Rate Lock Commitments	2,434	Other Income
Total	$57,754

Mortgage Banking Derivatives

At September 30, 2016

(in thousands)

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the Company’s statement of condition:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$116,606	$322	Accrued Interest Payable and Other Liabilities	$268,108	$819
Interest Rate Lock Commitments	Accrued Interest Receivable and Other Assets	344,983	13,512	Accrued Interest Payable and Other Liabilities	31,330	140
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	—	—	Accrued Interest Payable and Other Liabilities	442,500	1,838
		$461,589	$13,834		$741,938	$2,797

Note 8

Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2016 is as follows:

	Commercial Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2015	$3,080	$1,511	$1,781	$1,781	$4,861	$3,292
2016 activity:
Amortization	—	461	—	—	—	461
Balance at September 30, 2016	$3,080	$1,972	$1,781	$1,781	$4,861	$3,753

The aggregate amortization expense was $147,000 and $180,000 for three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the aggregate amortization expense was $461,000 and $565,000, respectively.   The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2016 (October — December)	$134
2017	454
2018	313
2019	172
2020	35

The carrying amount of goodwill at September 30, 2016 was as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2015	$24,887	$10,120	$35,007
Activity: None	—	—	—
Balance at September 30, 2016	$24,887	$10,120	$35,007

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.

The Company performs its annual recoverability assessment each September for the commercial and mortgage banking business segments.  After evaluating all relevant facts and circumstances, the Company has determined that it is more likely than not that the fair value of both the commercial and mortgage banking reporting units exceed their carrying value and no goodwill impairment is indicated.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at September 30, 2016 are collateralized.

Commitments to extend credit of $1.2 billion primarily have floating rates as of September 30, 2016.  At September 30, 2016, standby letters of credit were $35.5 million. In addition, commitments to extend credit of $411.2 million as of September 30, 2016 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $0 and $500,000 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date.  In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within the time frames established by the mortgage companies.  All borrowers are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery.  As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings.  These valuations fall into a Level 2 category.

For residential mortgage loans sold on a mandatory delivery basis,  the interest rate lock commitments and associated loans closed are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing.  These valuations fall into the Level 3 category.

There were no significant transfers between Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the nine months ended September 30, 2016.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are shown below:

At September 30, 2016

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$40,970	$—	$40,970	$—
Mortgage-backed securities	164,461	—	164,461	—
Municipal securities	181,719	—	181,719	—
Total investment securities available-for-sale	387,150	—	387,150	—
Investment securities — trading	6,958	—	6,958	—
Loans held for sale	238,254	—	—	238,254
Bank-owned life insurance	33,314	—	33,314	—
Derivative asset - rate lock and forward loan sales commitments	13,512	—	12,436	1,076
Derivative asset — interest rate lock commitments	322	—	322	—
Derivative liability - rate lock and forward loan sales commitments	819	—	819	—
Derivative liability — interest rate lock commitments	140	—	140	—
Derivative liability — TBA mortgage-backed securities	1,838	1,838	—	—

At December 31, 2015

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$72,905	$—	$72,905	$—
Mortgage-backed securities	162,724	—	162,724	—
Municipal securities	178,448	—	178,448	—
Total investment securities available-for-sale	414,077	—	414,077	—
Investment securities — trading	5,881	—	5,881	—
Bank-owned life insurance	32,978	—	32,978	—
Derivative asset - rate lock and forward loan sales commitments	18,353	—	18,353	—
Derivative asset — interest rate lock commitments	729	—	729	—
Derivative asset — TBA mortgage-backed securities	64	64	—	—
Derivative liability - rate lock and forward loan sales commitments	1,587	—	1,587	—
Derivative liability — interest rate lock commitments	690	—	690	—
Derivative liability — TBA mortgage-backed securities	181	181	—	—

During the third quarter of 2016, the Company updated its fair valuation technique for interest rate lock commitments and loans held for sale under mandatory delivery.  A reconciliation of recurring fair value measurements categorized as Level 3 is presented below:

(In thousands)	2016
Beginning Balance, January 1	$—
Originations of loans held for sale	529,839
Sales of loans held for sale	-316,485
Gains or losses during the period recognized in earnings	24,900
Ending Balance, September 30	$238,254

Quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for mandatory interest rate lock commitments and loans held for sale is presented below.

	Fair Value at	Valuation	Unobservable	Range
(In thousands)	September 30, 2016	Technique	Input	(Weighted Average)

Loans held for sale	$238,254	Market Pricing Analysis	Historical Sales Prices	0.09 - 0.49% (0.23%)
Derivative asset attributable to mandatory rate lock commitments	1,076	Market Pricing Analysis	Historical Sales Prices	0.09 - 0.49% (0.24%)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s loans receivable — evaluated for impairment and other real estate owned. Neither was measured at fair value at September 30, 2016 or December 31, 2015.

In addition, loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  Loans held for sale with fair values less than cost are measured at fair value on a nonrecurring basis.  Fair value for fixed rate residential mortgages is based upon the pricing of similar coupon mortgage-backed securities and for adjustable rate loans the Company uses investor indicated pricing.  Loans held for sale that are measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 were $34.2 million and $335,000, respectively.

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring or nonrecurring basis disclosed elsewhere in this note at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,409	$47,409	$47,409	$—	$—
Investment securities held-to-maturity and other investments	22,516	22,095	—	22,095	—
Loans held for sale	159,893	160,136	—	160,136	—
Loans receivable, net	3,191,182	3,213,643	—	1,599	3,212,044
Accrued interest receivable	10,397	10,397	10,397	—	—

Financial liabilities:
Demand deposits	$757,184	$757,184	$757,184	$—	$—
Interest checking	437,358	437,358	437,358	—	—
Money market and statement savings	825,819	825,819	825,819	—	—
Certificates of deposit	1,204,139	1,204,521	—	1,204,521	—
Other borrowed funds	464,876	470,807	—	470,807	—
Accrued interest payable	1,004	1,004	1,004	—	—

	December 31, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,337	$39,337	$39,337	$—	$—
Investment securities held-to-maturity and other investments	24,803	24,278	—	20,970	3,308
Loans held for sale	383,768	383,768	—	383,768	—
Loans receivable, net	3,024,587	3,005,260	—	707	3,004,553
Accrued interest receivable	10,633	10,633	10,633	—	—
Financial liabilities:
Demand deposits	$657,398	$657,398	$657,398	$—	$—
Interest checking	451,545	451,545	451,545	—	—
Money market and statement savings	740,372	740,372	740,372	—	—
Certificates of deposit	1,183,456	1,185,188	—	1,185,188	—
Other borrowed funds	537,965	540,755	—	540,755	—
Accrued interest payable	1,266	1,266	1,266	—	—

Note 11

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2016 and 2015 are shown in the following table.

	Available For Sale
(Dollars in thousands)	Securities	Cash Flow Hedges	Total
Three Months Ended September 30, 2016
Balance, beginning of period	$11,385	$(774)	$10,611
Net unrealized losses during the period	(1,391)	(156)	(1,547)
Amounts reclassified from AOCI	—	729	729
Other comprehensive income (loss), net of tax	(1,391)	573	(818)
Balance, end of period	$9,994	$(201)	$9,793

	Available For Sale
	Securities	Cash Flow Hedges	Total
Three Months Ended September 30, 2015
Balance, beginning of period	$7,893	$(405)	$7,488
Net unrealized gains (losses) during the period	2,190	(1,625)	565
Amounts reclassified from AOCI	(514)	361	(153)
Other comprehensive income (loss), net of tax	1,676	(1,264)	412
Balance, end of period	$9,569	$(1,669)	$7,900

	Available For Sale
	Securities	Cash Flow Hedges	Total
Nine Months Ended September 30, 2016
Balance, beginning of period	$7,567	$(525)	$7,042
Net unrealized gains (losses) during the period	4,815	(1,815)	3,000
Amounts reclassified from AOCI	(2,388)	2,139	(249)
Other comprehensive income, net of tax	2,427	324	2,751
Balance, end of period	$9,994	$(201)	$9,793

	Available For Sale
	Securities	Cash Flow Hedges	Total
Nine Months Ended September 30, 2015
Balance, beginning of period	$10,627	$(461)	$10,166
Net unrealized losses during the period	(289)	(1,985)	(2,274)
Amounts reclassified from AOCI	(769)	777	8
Other comprehensive loss, net of tax	(1,058)	(1,208)	(2,266)
Balance, end of period	$9,569	$(1,669)	$7,900

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents information related to reclassifications from accumulated other comprehensive income.

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Comprehnsive Income	Three Months Ended September 30,		Affected Line Item in the Consolidated
(In thousands)	2016	2015	Statements of Income
Available For Sale Securities
	$—	$769	Net realized gain on investment securities-available for sale
	—	(255)	Tax (expense) or benefit
Total	$—	$514	Net of tax

Cash Flow Hedge

Forward Loan Sales Commitments	$(1,137)	$(563)	Realized and unrealized gains on mortgage banking activities
	408	202	Tax (expense) or benefit
Total	$(729)	$(361)	Net of tax

Total reclassifications for the period	$(729)	$153	Net of tax

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Comprehnsive Income	Nine Months Ended September 30,		Affected Line Item in the Consolidated
(In thousands)	2016	2015	Statements of Income
Available For Sale Securities
	$3,726	$1,151	Net realized gain on investment securities-available for sale
	(1,338)	(382)	Tax (expense) or benefit
Total	$2,388	$769	Net of tax

Cash Flow Hedge

Forward Loan Sales Commitments	$(3,339)	$(1,212)	Realized and unrealized gains on mortgage banking activities
	1,200	435	Tax (expense) or benefit
Total	$(2,139)	$(777)	Net of tax

Total reclassifications for the period	$1,178	$(8)	Net of tax

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2016 and December 31, 2015 and the results of our operations for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  the businesses of the Company and United may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•                  the expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•                  deposit attrition, operating costs, customer losses and business disruption following the Merger, including adverse effects on relationships with employees, may be greater than expected;

•                  the regulatory approvals required for the Merger may not be obtained on the proposed terms or on the anticipated schedule;

•                  the stockholders of the Company or United may fail to approve the Merger;

•                  termination of the merger agreement, or failure to complete the Merger, could negatively impact our stock price and our future business and financial results;

•                  we will be subject to business uncertainties and contractual restrictions while the Merger is pending that could be harmful to our operations;

•                  if the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger.

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

•                  the ability to successfully manage our growth or implement our growth strategies if we implement new or change internal operating systems or if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•                  the effects of future economic, business and market conditions;

•                  governmental monetary and fiscal policies;

•                  changes in accounting policies, rules and practices;

•                  maintaining cost controls and asset quality if we open or acquire new branches;

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

Overview

We are a financial holding company formed in 1997 and headquartered in Fairfax County, Virginia.  We own Cardinal Bank, or the Bank, a Virginia state-chartered community bank with 29 banking offices located in Northern Virginia and the greater Washington D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage through Cardinal Wealth Services, Inc. (“CWS”).

On August 18, 2016, we announced that we will merge with United Bankshares, Inc., (“United”), a West Virginia corporation headquartered in Charleston.   Under the terms of the merger agreement, United will acquire the Company, with our common shareholders receiving 0.71 shares of United common stock for each share of Cardinal (the “Merger”). The transaction is subject to shareholder and regulatory approvals, and is expected to close during the second quarter of 2017.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At September 30, 2016, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

2016 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  Although global economic conditions remain unsettled, the metropolitan Washington, D.C. area, the region in which we operate, continues to perform relatively well compared to other regions.  Although we believe that our region has weathered the recession better than most over the past several years, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis make for a challenging operating environment.  We continue to consider future potential economic events and their impact on our performance.

Our credit quality continues to remain strong.  At September 30, 2016, we had no loans on nonaccrual and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.01% of our average loans receivable for the nine months ended September 30, 2016.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.8 million in par value of pooled trust preferred securities, which are below book value as of September 30, 2016 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

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

The U.S. government continues to enact legislation and develop various programs and initiatives designed to regulate the financial services industry.  The banking industry is awaiting many of the regulations resulting from the implementation of the Financial Reform Act.  We remain unsure of the full impact this legislation will have on our business, operations, or our financial condition.

Statements of Income

General

For the three months ended September 30, 2016 and 2015, we reported net income of $12.5 million and $11.2 million, respectively, an increase of $1.3 million, or 12%.  Net interest income after the provision for loan losses increased $1.8 million to $32.0 million for the three months ended September 30, 2016 compared to $30.2 million for the three months ended September 30, 2015.  Provision for loan losses recorded for the three months ended September 30, 2016 was $990,000, compared to a recovery of provision of $547,000 for the same period of 2015.  Noninterest income for the three months ended September 30, 2016 and 2015 was $17.5 million and $10.3 million, respectively, an increase of $7.2 million.  This increase was primarily due to an increase in realized and unrealized gains on mortgage banking activities of $7.5 million for the third quarter of 2016 compared to the same 2015 period.  For the three months ended September 30, 2016, noninterest expense increased to $30.3 million, compared to $24.0 million for the same period of 2015.  The increase in noninterest expense is partially attributable to an increase in salary and benefits expense, a result of an increase in the variable components of our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.  In addition, we recorded merger and acquisition expenses of $2.3 million for the three months ended September 30, 2016 as a result of the aforementioned merger with United.

For the three months ended September 30, 2016, basic and diluted earnings per common share were $0.38 and $0.37, respectively.  Basic and diluted earnings per common share for the three months ended September 30, 2015 were each $0.34.  Weighted average fully diluted shares outstanding for the three months ended September 30, 2016 and 2015 were 33,767,143 and 33,311,261, respectively.

Return on average assets for the three months ended September 30, 2016 and 2015 was 1.19% and 1.20%, respectively. Return on average equity for the three months ended September 30, 2016 and 2015 was 11.10% and 11.02%, respectively.

For the nine months ended September 30, 2016 and 2015, we reported net income of $39.7 million and $38.3 million, respectively.  Net interest income after the provision for loan losses increased $8.5 million to $93.5 million for the nine months ended September 30, 2016 compared to $85.0 million for the nine months ended September 30, 2015.  Provision for loan losses recorded for the nine months ended September 30, 2016 was $1.7 million, compared to provision expense of $939,000 for the same period of 2015.  Noninterest income for the nine months ended September 30, 2016 and 2015 was $53.2 million and $43.6 million, respectively, an increase of $9.6 million.  This increase was primarily due to an increase in realized and unrealized gains on mortgage banking activities of $9.7 million for 2016 compared to the same 2015 period.  For the nine months ended September 30, 2016, noninterest expense increased to $86.7 million, compared to $71.0 million for the same period of 2015.  The increase in noninterest expense is primarily attributable to an increase in salary and benefits expense, a result of an increase in the variable components of our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.

During the second quarter of 2016, we executed a balance sheet restructuring which we expect to enhance net interest income.  As a result of the restructuring, we incurred $3.6 million of prepayment penalties related to extinguishment of FHLB advances totaling $95 million.  As part of the restructuring, we sold $50 million in investment securities available-for-sale and recorded gains of $3.6 million.  This restructuring had minimal impact on interest rate risk and no impact to regulatory capital ratios.  The 2015 period did not have any debt extinguishment losses and we realized gains on sales of investment securities available-for-sale of $1.2 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, basic and diluted earnings per common share were $1.20 and $1.18, respectively.  Basic and diluted earnings per common share for the nine months ended September 30, 2015 were $1.17 and $1.15, respectively.  Weighted average fully diluted shares outstanding for the nine months ended September 30, 2016 and 2015 were 33,576,873 and 33,191,915, respectively.

Return on average assets for the nine months ended September 30, 2016 and 2015 was 1.29% and 1.43%, respectively. Return on average equity for the nine months ended September 30, 2016 and 2015 was 12.11% and 12.81%, respectively.

General —Business Segments

We operate in three business segments: commercial banking, mortgage banking, and wealth management services.

Net income attributable to the commercial banking segment for the three months ended September 30, 2016 was $11.5 million compared to net income of $11.0 million for the three months ended September 30, 2015.  Net interest income increased $3.8 million to $33.0 million for the three months ended September 30, 2016, compared to $29.1 million for the same period of 2015.  Provision for loan losses was $990,000 for the three months ended September 30, 2016 compared to a provision benefit of $547,000 for the same period of 2015.  Noninterest income was $1.4 million for the three months ended September 30, 2016 compared to $1.7 million for the three months ended September 30, 2015.  Noninterest expense was $15.9 million for the three months ended September 30, 2016, compared to $15.3 million for the same period of 2015.

Net income attributable to the commercial banking segment for the nine months ended September 30, 2016 was $32.5 million compared to net income of $29.6 million for the nine months ended September 30, 2015.  Net interest income increased $10.3 million to $95.0 million for the nine months ended September 30, 2016, compared to $84.6 million for the same period of 2015.  Provision for loan losses was $1.7 million for the nine months ended September 30, 2016 compared to a provision of $939,000 for the same period of 2015.  Noninterest income increased to $7.3 million for the nine months ended September 30, 2016 compared to $4.3 million for the nine months ended September 30, 2015, as a result of gains recorded for the sales of investment securities available-for-sale of $3.6 million during 2016.  Noninterest expense was $51.9 million for the nine months ended September 30, 2016, compared to $44.2 million for the same period of 2015.  The increase in noninterest expense was primarily attributable to increases in staffing and the variable component of our compensation at the Bank in addition to the aforementioned debt prepayment penalty of $3.6 million during 2016.

The mortgage banking segment reported net income of $2.8 million for the three months ended September 30, 2016 compared to net income of $631,000 for the three months ended September 30, 2015.  Realized and unrealized gains associated with the fair value of loan commitments and loans held for sale increased to $15.6 million for the three months ended September 30, 2016 compared to $8.1 million for the same period of 2015, a result of an increase in the volume of loans sold and gain on sale margins.  Noninterest expense increased $3.6 million to $11.5 million for the three months ended September 30, 2016 compared to $7.9 million for the same period of 2015.  The increase in noninterest expense is attributable to the adoption of fair value option for loans sold on a mandatory delivery basis as we no longer defer and record expenses related to the origination of mandatory loans net of realized gains on mortgage banking activities.

The mortgage banking segment reported net income of $10.4 million for the nine months ended September 30, 2016 compared to net income of $9.0 million for the nine months ended September 30, 2015.  Realized and unrealized gains associated with the fair value of loan commitments and loans held for sale increased to $45.1 million for the nine months ended September 30, 2016 compared to $35.4 million for the same period of 2015, a result of an increase in the volume of loans sold and gain on sale margins.  Noninterest expense increased $6.6 million to $29.8 million for the nine months ended September 30, 2016 compared to $23.2 million for the same period of 2015.  The increase in non-interest expense is primarily related to expenses attributable to loan volumes (overtime, application processing and closing expenses) in addition to increased personnel expenses related to compliance with the new TILA/RESPA Integrated Disclosure (“TRID”) regulations.

The wealth management services segment, which includes CWS, recorded no net income for the three months ended September 30, 2016, compared to net income of $12,000 for the three months ended September 30, 2015.

The wealth management services segment, which includes CWS, recorded net income of $62,000 for the nine months ended September 30, 2016, compared to net income of $17,000 for the nine months ended September 30, 2015.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. For the three months ended September 30, 2016 and 2015, net interest income was $33.0 million and $29.6 million, respectively.  The yields on our loans receivable portfolio decreased 7 basis points for the three months ended September 30, 2016 compared to the same period of 2015 as a result of the low interest rate environment.  The yield on our loans held for sale portfolio decreased 32 basis points, which is again due to the low interest rate environment.  The yields on our interest-bearing deposits remained at 0.75% as we have maintained rates on our deposit product offering again due to the low interest rate environment.  Other borrowed funds costs decreased by 63 basis points primarily due to our prepaying a portion of our fixed rate FHLB advance portfolio during the second quarter of 2016 to help reduce our funding costs.  This restructuring is expected to positively impact net interest margin by approximately 0.06% annualized which began during the third quarter of 2016.

Our net interest margin, on a tax-equivalent basis, which is calculated as net interest income divided by average interest earning assets, was 3.35% and 3.37% for the three months ended September 30, 2016 and 2015, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $3.3 million to $32.3 million for the three months ended September 30, 2016 compared to $29.0 million for the same three month period of 2015.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $3.9 million for the three months ended September 30, 2016 and $3.6 million for the same period of 2015.

Interest income on investment securities and other investments decreased $87,000 to $3.1 million for the three months ended September 30, 2016 compared to $3.2 million for the three months ended September 30, 2015.

Total interest expense increased $115,000 to $6.3 million for the three months ended September 30, 2016 compared to $6.2 million for the same period of 2015.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit, over the past year.

For the nine months ended September 30, 2016 and 2015, net interest income was $95.2 million and $85.9 million, respectively.  The yields on our loans receivable portfolio decreased 12 basis points for the nine months ended September 30, 2016 compared to the same period of 2015 as a result of the low interest rate environment.  The yields on our interest-bearing deposits increased 3 basis points as we have increased rates on certain savings and certificates of deposit products to remain competitive in our market in the past year, offset by reducing our rates on our interest checking products and costs related to other borrowed funds.  Other borrowed funds costs decreased by 41 basis points primarily due to restructurings of our FHLB advance portfolio during 2015 and 2016.

Our net interest margin, on a tax-equivalent basis, was 3.32% and 3.40% for the nine months ended September 30, 2016 and 2015, respectively.  Our net interest margin decreased as a result of the decrease in yield on our interest-earning assets due to the low interest rate environment.

Interest income on loans receivable increased $10.2 million to $94.7 million for the nine months ended September 30, 2016 compared to $84.5 million for the same nine month period of 2015.  The increase in interest income on loans receivable is primarily a result of the increase in the volume of the loans receivable portfolio.  Interest income on loans held for sale was $10.2 million for the nine months ended September 30, 2016 and $10.0 million for the same period of 2015.

Interest income on investment securities and other investments increased $882,000 to $9.7 million for the nine months ended September 30, 2016 compared to $8.8 million for the nine months ended September 30, 2015. The increase in interest income in our investment securities portfolio is attributable to purchases of securities that occurred during the third and fourth quarters of 2015.

Total interest expense increased $2.1 million to $19.5 million for the nine months ended September 30, 2016 compared to $17.5 million for the same period of 2015.  The increase is primarily attributable to the increase in deposits, specifically certificates of deposit, over the past year.

The following tables present an analysis of average earning assets and interest-bearing liabilities with related components of interest income and interest expense on a tax equivalent basis, and a reconciliation of GAAP net interest income to tax-equivalent net interest income.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Three Months Ended September 30, 2016, 2015 and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$243,678	$2,285	3.75%	$255,011	$2,347	3.68%	$278,654	$3,249	4.67%
Commercial and industrial - tax exempt	101,749	738	2.90%	82,656	546	2.64%	22,597	91	1.62%
Real estate - commercial	1,659,767	17,733	4.27%	1,311,664	14,355	4.38%	1,185,110	13,438	4.54%
Real estate - construction	572,704	6,586	4.60%	592,669	6,944	4.69%	419,110	5,341	5.09%
Real estate - residential	445,848	3,934	3.53%	410,605	3,787	3.69%	357,502	3,415	3.82%
Home equity lines	160,877	1,325	3.28%	145,625	1,144	3.12%	121,025	1,126	3.69%
Consumer	5,246	66	5.03%	4,602	65	5.52%	4,921	74	5.88%
Total loans	3,189,869	32,667	4.10%	2,802,832	29,188	4.17%	2,388,919	26,734	4.48%

Loans held for sale	421,843	3,850	3.65%	364,513	3,618	3.97%	341,925	3,553	4.16%
Investment securities and other investments	400,936	3,675	3.67%	372,188	3,519	3.78%	341,171	3,310	3.88%
Federal funds sold	41,050	52	0.50%	41,108	23	0.22%	19,229	9	0.19%
Total interest-earning assets and interest income (2)	4,053,698	40,244	3.97%	3,580,641	36,348	4.06%	3,091,244	33,606	4.35%

Noninterest-earning assets:
Cash and due from banks	21,764			19,964			19,390
Premises and equipment, net	24,399			25,043			25,806
Goodwill and other intangibles, net	36,189			36,842			37,116
Accrued interest and other assets	124,196			110,463			99,027
Allowance for loan losses	(33,461)			(31,564)			(29,865)
Total assets	$4,226,785			$3,741,389			$3,242,718

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	432,246	386	0.36%	429,211	520	0.48%	433,251	550	0.50%
Money markets	479,455	466	0.39%	431,958	388	0.36%	336,586	249	0.29%
Statement savings	327,653	356	0.43%	280,467	264	0.37%	257,212	174	0.27%
Certificates of deposit	773,912	2,384	1.23%	724,527	2,295	1.26%	532,206	1,488	1.10%
Brokered certificates of deposit	538,130	1,201	0.89%	417,095	875	0.83%	295,847	593	0.81%
Total interest - bearing deposits	2,551,396	4,793	0.75%	2,283,258	4,342	0.75%	1,855,102	3,054	0.65%

Other borrowed funds	441,576	1,545	1.39%	369,481	1,881	2.02%	415,635	2,269	2.17%

Total interest-bearing liabilities and interest expense	2,992,972	6,338	0.84%	2,652,739	6,223	0.93%	2,270,737	5,323	0.93%

Noninterest-bearing liabilities:
Demand deposits	732,506			638,658			565,650
Other liabilities	50,098			43,058			36,120
Common shareholders’ equity	451,209			406,934			370,211
Total liabilities and shareholders’ equity	$4,226,785			$3,741,389			$3,242,718

Net interest income and net interest margin (2)		$33,906	3.35%		$30,125	3.37%		$28,283	3.66%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of  of 36% for 2016 and 35% for 2015 and 2014.

Rate and Volume Analysis

Three Months Ended September 30, 2016, 2015 and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(104)	$42	$(62)	$(269)	$(633)	$(902)
Commercial and industrial - tax exempt	126	66	192	244	211	455
Real estate - commercial	3,810	(432)	3,378	1,435	(518)	917
Real estate - construction	(234)	(124)	(358)	2,197	(594)	1,603
Real estate - residential	325	(178)	147	507	(135)	372
Home equity lines	116	65	181	225	(207)	18
Consumer	7	(6)	1	(5)	(4)	(9)
Total loans	4,046	(567)	3,479	4,334	(1,880)	2,454

Loans held for sale	569	(337)	232	235	(170)	65
Investment securities and other investments	272	(116)	156	301	(92)	209
Federal funds sold	1	28	29	10	4	14

Total interest income (2)	4,888	(992)	3,896	4,880	(2,138)	2,742

Interest expense:

Interest - bearing deposits:

Interest checking	3	(137)	(134)	(16)	(14)	(30)
Money markets	43	35	78	61	78	139
Statement savings	37	55	92	24	66	90
Certificates of deposit	137	(48)	89	524	283	807
Brokered certificates of deposit	241	85	326	264	18	282
Total interest - bearing deposits	461	(10)	451	857	431	1,288

Other borrowed funds	352	(688)	(336)	(245)	(143)	(388)

Total interest expense	813	(698)	115	612	288	900

Net interest income (2)	$4,075	$(294)	$3,781	$4,268	$(2,426)	$1,842

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015 and 2014.

(3) Changes attributable to rate/volume have been allocated to volume.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Nine Months Ended September 30, 2016, 2015 and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial and industrial	$256,190	$7,195	3.75%	$277,679	$7,683	3.68%	$277,615	$9,348	4.49%
Commercial and industrial - tax exempt	103,446	2,206	2.84%	63,351	1,467	3.09%	7,714	156	2.70%
Real estate - commercial	1,536,605	49,619	4.31%	1,286,353	42,643	4.42%	1,173,169	38,975	4.43%
Real estate - construction	608,614	20,603	4.51%	518,423	18,310	4.71%	411,073	15,488	5.02%
Real estate - residential	445,148	11,985	3.59%	399,446	11,237	3.75%	327,656	9,770	3.97%
Home equity lines	160,475	3,869	3.22%	139,747	3,339	3.19%	117,178	3,244	3.70%
Consumer	5,256	188	4.90%	4,845	207	5.71%	5,432	414	5.78%
Total loans	3,115,734	95,665	4.09%	2,689,844	84,886	4.21%	2,319,837	77,395	4.45%

Loans held for sale	364,217	10,194	3.73%	346,088	9,988	3.85%	291,585	9,326	4.26%
Investment securities and other investments	406,867	11,440	3.75%	346,335	9,836	3.79%	352,124	10,343	3.92%
Federal funds sold	43,160	154	0.48%	39,772	63	0.21%	31,899	50	0.21%

Total interest-earning assets and interest income (2)	3,929,978	117,453	3.99%	3,422,039	104,773	4.08%	2,995,445	97,114	4.32%

Noninterest-earning assets:
Cash and due from banks	21,611			20,679			25,270
Premises and equipment, net	24,741			25,087			25,765
Goodwill and other intangibles, net	36,339			37,037			33,548
Accrued interest and other assets	116,566			105,670			105,038
Allowance for loan losses	(32,761)			(29,951)			(29,784)
Total assets	$4,096,474			$3,580,561			$3,155,282

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	445,208	1,242	0.37%	427,496	1,558	0.49%	428,951	1,630	0.51%
Money markets	456,624	1,275	0.37%	392,806	989	0.34%	325,097	742	0.30%
Statement savings	315,109	999	0.42%	272,302	695	0.34%	253,047	517	0.27%
Certificates of deposit	777,079	7,137	1.23%	670,442	6,138	1.22%	537,916	4,316	1.07%
Brokered certificates of deposit	463,851	3,155	0.91%	405,473	2,351	0.78%	275,433	1,676	0.81%
Total interest - bearing deposits	2,457,871	13,808	0.75%	2,168,519	11,731	0.72%	1,820,444	8,881	0.65%

Other borrowed funds	461,496	5,719	1.66%	368,965	5,725	2.07%	388,385	6,661	2.29%

Total interest-bearing liabilities and interest expense	2,919,367	19,527	0.89%	2,537,484	17,456	0.92%	2,208,829	15,542	0.94%

Noninterest-bearing liabilities:
Demand deposits	694,825			605,088			544,928
Other liabilities	45,111			39,222			33,702
Common shareholders’ equity	437,171			398,767			367,823
Total liabilities and shareholders’ equity	$4,096,474			$3,580,561			$3,155,282

Net interest income and net interest margin (2)		$97,926	3.32%		$87,317	3.40%		$81,572	3.63%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015 and 2014.

Rate and Volume Analysis

Nine Months Ended September 30, 2016, 2015 and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1):
Commercial and industrial	$(633)	$145	$(488)	$23	$(1,688)	$(1,665)
Commercial and industrial - tax exempt	928	(189)	739	1,125	186	1,311
Real estate - commercial	8,296	(1,320)	6,976	3,760	(92)	3,668
Real estate - construction	3,185	(892)	2,293	4,045	(1,223)	2,822
Real estate - residential	1,286	(538)	748	2,110	(643)	1,467
Home equity lines	483	47	530	636	(541)	95
Consumer	13	(32)	(19)	(204)	(3)	(207)
Total loans	13,558	(2,779)	10,779	11,495	(4,004)	7,491

Loans held for sale	523	(317)	206	1,743	(1,081)	662
Investment securities and other investments	1,719	(115)	1,604	(170)	(337)	(507)
Federal funds sold	5	86	91	12	1	13

Total interest income (2)	15,805	(3,125)	12,680	13,080	(5,421)	7,659

Interest expense:

Interest - bearing deposits:

Interest checking	66	(382)	(316)	(6)	(66)	(72)
Money markets	162	124	286	125	122	247
Statement savings	110	194	304	39	139	178
Certificates of deposit	983	16	999	1,063	759	1,822
Brokered certificates of deposit	341	463	804	791	(116)	675
Total interest - bearing deposits	1,662	415	2,077	2,012	838	2,850

Other borrowed funds	1,442	(1,448)	(6)	(333)	(603)	(936)

Total interest expense	3,104	(1,033)	2,071	1,679	235	1,914

Net interest income (2)	$12,701	$(2,092)	$10,609	$11,401	$(5,656)	$5,745

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the periods presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016 and 35% for 2015 and 2014.

(3) Changes attributable to rate/volume have been allocated to volume.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
GAAP Financial Measurements:
Interest income:
Loans receivable	$32,306	$29,034	$94,661	$84,497
Loans held for sale	3,850	3,618	10,194	9,988
Federal funds sold	52	23	154	63
Investment securities available-for-sale	2,890	3,013	9,066	8,327
Investment securities held-to-maturity	14	13	42	52
Other investments	191	156	605	452
Total interest income	39,303	35,857	114,722	103,379
Interest expense:
Deposits	4,793	4,342	13,808	11,731
Other borrowed funds	1,545	1,881	5,719	5,725
Total interest expense	6,338	6,223	19,527	17,456
Net interest income	$32,965	$29,634	$95,195	$85,923
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - loans	$361	$154	$1,004	$389
Add: Tax benefit on tax-exempt interest income - securities	580	337	1,727	1,005
Total tax benefit on tax-exempt interest income	$941	$491	$2,731	$1,394
Tax-equivalent net interest income	$33,906	$30,125	$97,926	$87,317

Provision for Loan Losses

The provision for (recovery of) loan losses for the three months ended September 30, 2016 and 2015 was $990,000 and ($547,000), respectively.  For the nine months ended September 30, 2016 and 2015, provision for loan losses was $1.7 million and $939,000, respectively.  The increase in our provision expense during 2016 compared to 2015 is primarily a result of an increase in outstanding loans in our portfolio.

The allowance for loan losses was $33.6 million at September 30, 2016 and $31.7 million at December 31, 2015. Our allowance for loan losses ratio as a percent of total loans was 1.04% at each of the periods ended September 30, 2016 and December 31, 2015.

During 2016, we recorded charge-offs of $471,000 primarily related to commercial and residential loans.  Recoveries from previously charged-off loans totaled $719,000 for the nine months ended September 30, 2016.  During 2016, we received recoveries on three commercial relationships totaling $600,000.  Nonperforming loans at September 30, 2016 and December 31, 2015, were $0 and $451,000, respectively. The decrease in nonperforming loans is primarily a result of one nonperforming loan paying off in total during 2016.

A sluggish job market or a decline in home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At September 30, 2016, our commercial real estate (including construction lending) portfolio was 70% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries may not function as we have anticipated.

Additional information on the allowance for loan losses, its allocation to the loans receivable portfolio and information on nonperforming loans can be found in the following tables.

Allowance for Loan Losses

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of the period	$32,984	$30,198	$31,723	$28,275

Provision for (recovery of) loan losses	990	(547)	1,670	939

Loans charged off:
Commercial and industrial	(190)	—	(227)	(53)
Residential	(190)	(28)	(241)	(28)
Consumer	(1)	—	(3)	(64)
Total loans charged off	(381)	(28)	(471)	(145)

Recoveries:
Commercial and industrial	38	1,939	684	2,475
Residential	10	10	35	28
Consumer	—	—	—	—
Total recoveries	48	1,949	719	2,503

Net (charge offs) recoveries	(333)	1,921	248	2,358

Ending balance, September 30,	$33,641	$31,572	$33,641	$31,572

	September 30,	September 30,
Loans:	2016	2015
Balance at period end, net of deferred fees	$3,224,823	$2,918,057
Allowance for loan losses to loans receivable net of fees	1.04%	1.08%
Nine months annualized net charge-offs (recoveries) to average loans receivable	-0.01%	-0.12%

Allocation of the Allowance for Loan Losses

At September 30, 2016 and December 31, 2015

(In thousands)

	September 30,		December 31,
	2016		2015
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,351	10.43%	$1,623	12.40%
Real estate - commercial	22,868	52.48%	20,356	49.02%
Real estate - construction	7,585	17.75%	7,877	18.74%
Real estate - residential	1,596	14.18%	1,462	14.56%
Home equity lines	201	5.00%	377	5.12%
Consumer	40	0.16%	28	0.16%

Total allowance for loan losses	$33,641	100.00%	$31,723	100.00%

* Percentage of loan type to the total loan portfolio.

Nonperforming Loans

At September 30, 2016 and December 31, 2015

(In thousands)

	September 30,	December 31,
	2016	2015
Nonaccruing loans	$—	$451

Loans contractually past-due 90 days or more and still accruing	—	—

Total nonperforming loans	$—	$451

Noninterest Income

Noninterest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.

Noninterest income for the three months ended September 30, 2016 and 2015 was $17.5 million and $10.3 million, respectively. Noninterest income for the nine months ended September 30, 2016 and 2015 was $53.2 million and $43.6 million, respectively.   Realized and unrealized gains on mortgage banking activities, which are reported net of commission & incentive expense and typically the largest portion of our non-interest income, totaled $15.6 million for the three months ended September 30, 2016 compared to $8.1 million for the same period of 2015. For the nine months ended September 30, 2016 and 2015, realized and unrealized gains on mortgage banking activities were $45.1 million and $35.4 million, respectively.

The change in net gains from mortgage banking activities is mainly due to changes in the unrealized gains associated with the fair value of our locked commitments and closed loans held for sale.  For the three months ended September 30, 2016, unrealized gains were $32.0 million, compared to $22.9 million for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, unrealized gains were $93.7 million, compared to $75.8 million for the nine months ended September 30, 2015.  In accordance with GAAP, if a lender enters into a mortgage loan commitment with a customer and intends to sell the mortgage loan after it is funded, the written loan commitment is to be accounted for as a derivative instrument and is to be recorded at fair value, which represents an unrealized gain that is included in earnings.  This gain is also recognized earlier in earnings than the expenses associated with originating, underwriting and closing the loan.  When the loan actually closes, the unrealized gain is added to the basis of the ensuing loan held for sale (LHFS).  At any point in time (e.g. quarter end) the fair value of the existing loan commitments and the premium to the basis of existing LHFS (loans closed but not yet purchased by investors) represent unrealized gains that have been recognized in income, either in the current period or prior periods.  At the time the loan is sold to investors, the “investor buy price” is equal to the basis of the loan held for sale, and there is no gain or loss recognized.  This accounting creates a mismatch between the income recognition on loan production and the expense recognition for those same loans.

For the three months ended September 30, 2016 and 2015, we closed $1.20 billion and $885.7 million in mortgage originations, respectively.  The increase in mortgage originations is a result of a slight increase in refinance activity for the three months ended September 30, 2016 compared to the same period of 2015.   Refinance activity increased to 35% of our total loan origination volume for the third quarter of 2016 compared to 26% for the same period of 2015.  For the nine months ended September 30, 2016 and 2015, we closed $3.14 billion and $2.82 billion in mortgage originations, respectively.

For the three months ended September 30, 2016 and 2015, we recorded net realized gains on investment securities available-for-sale of $0 and $769,000, respectively.  During the second quarter of 2016, we sold $50.0 million in investment securities available-for-sale as part of a balance sheet restructuring.  As a result, we recorded gains on available-for-sale securities of $3.7 million for the nine months ended September 30, 2016 compared to $1.2 million for the same period of 2015.

Investment fee income decreased to $94,000 for the three months ended September 30, 2016 compared to $142,000 for the same period of 2015.  For the nine months ended September 30, 2016 and 2015, investment fee income was $263,000 and $400,000, respectively.

The increase in the cash surrender value of our bank-owned life insurance for the three months ended September 30, 2016 and 2015 was $101,000 and $118,000, respectively.  For the nine months ended September 30, 2016 and 2015, the increase in the cash surrender value of our bank-owned life insurance was $336,000 and $330,000, respectively.

During the second quarter of 2015, we recorded a litigation settlement of $3.0 million which contributed to noninterest income for 2015.

Noninterest income represented 35% and 26% of our total revenues (defined as net interest income plus noninterest income) for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, noninterest income represented 36% and 34% of our total revenues, respectively.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses. Noninterest expense for the three months ended September 30, 2016 was $30.3 million, compared to $24.0 million for the same period of 2015, an increase of $6.3 million, or 26%.  For the nine months ended September 30, 2016 and 2015, noninterest expense was $86.7 million and $71.0 million, respectively, an increase of $15.7 million.  The increase is a result of an increase in salaries and benefits expense, a result of an increase in the variable components or our compensation and additional staffing on both the sales and operational areas of the Company over the past year as a result of our continued growth and increased regulatory environment.  For the quarter ended September 30, 2016, salaries and benefits expense increased to $17.3 million from $13.4 million for the quarter ended September 30, 2015.  For the nine months ended September 30, 2016 and 2015, salaries and benefits expense was $48.9 million and $37.5 million, respectively.

Noninterest expense for the three and nine months ended September 30, 2016 includes $2.3 million in merger and acquisition expenses related to the aforementioned merger with United.  Additionally, during 2016, we recorded a repayment penalty of $3.6 million.

Occupancy expense was $2.6 million for the three months ended September 30, 2016 compared to $2.5 million for the same period of 2015.  For the nine months ended September 30, 2016 and 2015, occupancy expense was $7.6 million and $7.3 million, respectively.

Professional fees were $727,000 and $852,000 for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, professional fees expense was $2.4 million and $3.6 million, respectively.  The decrease in professional fees for 2016 was a result of increased legal fees recorded during 2015 as a result of litigation which was settled during the second quarter of 2015.

Income Taxes

For the three months ended September 30, 2016, we recorded a provision for income taxes of $6.6 million, compared to $5.2 million for the same period of 2015.  Our effective tax rate for the three months ended September 30, 2016 and 2015 was 34.6% and 33.9%, respectively.  For the nine months ended September 30, 2016 and 2015, we recorded a provision for income taxes of $20.3 million and $19.2 million, respectively.  Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 33.9% and 33.4%, respectively.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments.  See also “Critical Accounting Policies — Valuation of Deferred Tax Assets.”

Statements of Condition

Total assets were $4.22 billion and $4.03 billion at September 30, 2016 and December 31, 2015, respectively.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  Investment securities were $397.9 million at September 30, 2016, compared to $423.8 million at December 31, 2015, a decrease of $25.9 million.  The decrease in investment securities was a result of sales, maturities, calls, and scheduled principal payments.  During the quarter ended June 30, 2016, we sold $50.7 million in available-for-sale investment securities and recorded associated gains of $3.6 million as part of the balance sheet restructuring that occurred.  We purchased $73.1 million in available-for-sale investment securities to replace what was sold and the maturities and calls that have occurred during 2016.  The investment securities portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Investment securities-trading are securities we purchase to economically hedge against fair value changes in our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  See the following table for additional information on our available-for-sale and held-to-maturity investment securities portfolios.

Investment Securities

At September 30, 2016 and December 31, 2015

(In thousands)

	Amortized	Fair	Average
Available-for-sale at September 30, 2016	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$10,060	$10,285	4.27%
One to five years	15,160	15,676	2.12%
Five to ten years	5,000	5,007	2.52%
After ten years	10,000	10,002	2.73%
Total U.S. government-sponsored agencies	40,220	40,970	2.86%

Mortgage-backed securities (1)
One to five years	5,908	6,096	2.60%
Five to ten years	51,642	54,091	2.78%
After ten years	100,196	104,274	2.99%
Total mortgage-backed securities	157,746	164,461	2.91%

Tax exempt municipal securities (2)
Within one year	5,264	5,367	3.48%
One to five years	36,208	38,406	3.30%
Five to ten years	16,667	17,460	3.42%
After ten years	76,509	80,048	2.97%
Taxable municipal securities
One to five years	3,232	3,501	4.96%
Five to ten years	3,170	3,405	3.77%
After ten years	32,402	33,532	3.31%
Total municipal securities	173,452	181,719	3.21%
Total investment securities available-for-sale	$371,418	$387,150	3.05%

	Amortized	Fair	Average
Held-to-maturity at September 30, 2016	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$1	$1	8.15%
Total mortgage-backed securities	1	1	8.15%

Pooled trust preferred securities
After ten years	3,779	3,358	1.50%
Total pooled trust preferred securities	3,779	3,358	1.50%
Total investment securities held-to-maturity	3,780	3,359	1.50%

Total available-for-sale and held-to-maturity investment securities	$375,198	$390,509	3.04%

	Amortized	Fair	Average
Available-for-sale at December 31, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$5,538	$5,643	3.62%
One to five years	35,244	36,887	3.23%
Five to ten years	4,957	5,453	4.06%
After ten years	24,878	24,922	2.71%
Total U.S. government-sponsored agencies	70,617	72,905	3.14%

Mortgage-backed securities (1)
One to five years	2,029	2,065	2.66%
Five to ten years	46,626	48,086	3.26%
After ten years	110,304	112,573	3.02%
Total mortgage-backed securities	158,959	162,724	3.09%

Tax exempt municipal securities (2)
Within one year	3,687	3,739	4.25%
One to five years	14,021	14,727	3.13%
Five to ten years	30,896	32,448	3.53%
After ten years	84,717	88,085	3.17%
Taxable municipal securities
One to five years	3,245	3,506	4.96%
Five to ten years	2,242	2,342	4.07%
After ten years	33,748	33,601	3.30%
Total municipal securities	172,556	178,448	3.33%
Total investment securities available-for-sale	$402,132	$414,077	3.20%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$3	$3	8.13%
Total mortgage-backed securities	3	3	8.13%

Pooled trust preferred securities
After ten years	3,833	3,308	1.18%
Total pooled trust preferred securities	3,833	3,308	1.18%
Total investment securities held-to-maturity	3,836	3,311	1.19%

Total available-for-sale and held-to-maturity investment securities	$405,968	$417,388	3.18%

(1) Based on contractual maturities.

(2) Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

We complete reviews for other-than-temporary impairment at least quarterly.  As of September 30, 2016, the majority of our investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At September 30, 2016, 99% of our mortgage-related investment securities portfolio is guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

At September 30, 2016, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of their amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio for the three and nine months ended September 30, 2016.

We hold $15.3 million in FHLB stock at September 30, 2016, which is included in other investments on the statement of condition.

Loans Receivable

Total loans receivable, net of deferred fees and costs, were $3.22 billion at September 30, 2016 and $3.06 billion at December 31, 2015.  See the following table for details on the loans receivable portfolio.

Loans held for sale at September 30, 2016 were $432.4 million compared to $383.8 million at December 31, 2015.  Loans closed at our mortgage subsidiary totaled $1.20 billion for the three months ended September 30, 2016 compared to $885.7 million for the three months ended September 30, 2015.

Loans Receivable

At September 30, 2016 and December 31, 2015

(In thousands)

	September 30, 2016		December 31, 2015

Commercial and industrial	$336,776	10.43%	$379,687	12.40%
Real estate - commercial	1,694,657	52.48%	1,500,305	49.02%
Real estate - construction	573,259	17.75%	573,601	18.74%
Real estate - residential	457,732	14.18%	445,766	14.56%
Home equity lines	161,328	5.00%	156,631	5.12%
Consumer	5,384	0.16%	4,846	0.16%

Gross loans	$3,229,136	100.00%	3,060,836	100.00%

Net deferred (fees) costs	(4,313)		(4,526)
Less: allowance for loan losses	(33,641)		(31,723)

Loans receivable, net	$3,191,182		$3,024,587

Deposits

Total deposits were $3.22 billion at September 30, 2016 compared to $3.03 billion at December 31, 2015.  See the following table for details on certificates of deposit with balances of $250,000 or more.

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At September 30, 2016

(In thousands)

Maturities:	Fixed Term	No-Penalty*	Total
Three months or less	$41,290	$27,802	$69,092
Over three months through six months	48,791	1,090	49,881
Over six months through twelve months	79,195	4,567	83,762
Over twelve months	79,482	7,898	87,380
	$248,758	$41,357	$290,115

* No-Penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2016 and December 31, 2015, we had $59.4 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $387.7 million and $340.0 million at September 30, 2016 and December 31, 2015, respectively. We use this type of funding to lock in low cost term funding to support mortgage loans we originate and intend to sell.

Borrowings

Other borrowed funds were $464.9 million at September 30, 2016 compared to $538.0 million at December 31, 2015.  FHLB advances at September 30, 2016 and December 31, 2015 were $275.0 million and $355.0 million, respectively.  Customer repurchase agreements increased $6.9 million to $120.5 million at September 30, 2016 compared to $113.6 million at December 31, 2015.  Federal funds purchased for each of September 30, 2016 and December 31, 2015 was $45.0 million.  The following table provides information on our borrowings.

Short-Term Borrowings and Other Borrowed Funds

At September 30, 2016

(In thousands)

		Maturity or		Amount
Advance Date	Term of Advance	Call Date	Interest Rate	Outstanding
Jul-16	3 month	Oct-16	0.51%	$25,000
Jul-16	3 month	Oct-16	0.49%	25,000
Total short-term FHLB advances and weighted average rate			0.50%	$50,000
Other short-term borrowed funds:
Customer repurchase agreements			0.18%	$120,457
Federal Funds Purchased			0.62%	45,000
Total other short-term borrowed funds and weighted average rate			0.30%	$165,457
Other borrowed funds:
Trust preferred			3.34%	$24,419
FHLB advances - long term			2.03%	225,000
Other borrowed funds and weighted average rate			2.16%	$249,419

Total other borrowed funds and weighted average rate			1.32%	$464,876

Shareholders’ Equity

Shareholders’ equity at September 30, 2016 was $451.8 million compared to $413.1 million at December 31, 2015, an increase of $38.7 million, or 9%. The increase in shareholders’ equity at September 30, 2016 compared to December 31, 2015 is primarily attributable to net income of $39.7 million recorded for the nine months ended September 30, 2016 less dividends of $11.7 million that were declared during 2016.  In addition, accumulated other comprehensive income increased $2.8 million for the nine months ended September 30, 2016.

Book value per share at September 30, 2016 was $13.77 compared to $12.76 at December 31, 2015. Tangible book value per share (which is book value per share less goodwill and other intangible assets) at September 30, 2016 was $12.67 compared to $11.63 at December 31, 2015.

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

For the three months ended September 30, 2016, the commercial banking segment recorded net income of $11.5 million compared to $11.0 million for the same period of 2015.  For the nine months ended September 30, 2016 and 2015, net income recorded in the commercial banking segment was $32.5 million and $29.6 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the commercial banking segment for the periods presented.  At September 30, 2016, total assets for this segment were $4.1 billion, loans receivable, net of deferred fees and costs, were $3.22 billion and total deposits were $3.22 billion. At September 30, 2015, total assets for this segment were $3.81 billion, loans receivable, net of deferred fees and costs, were $2.92 billion and total deposits were $2.94 billion.

Mortgage Banking

The operations of the mortgage banking segment are conducted through George Mason. George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market.

For the three months ended September 30, 2016 and 2015, the mortgage banking segment recorded net income of $2.8 million and $631,000, respectively.  For the nine months ended September 30, 2016 and 2015, the mortgage banking segment recorded net income of $10.4 million and $9.0 million, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for the mortgage banking segment for the periods presented.  At September 30, 2016, total assets for this segment were $487.7 million; loans held for sale were $432.4 million and mortgage funding checks were $36.7 million. At September 30, 2015, total assets for this segment were $421.1 million; loans held for sale were $377.9 million and mortgage funding checks were $20.4 million.

Wealth Management Services

The wealth management services segment provides investment and financial services to businesses and individuals, including financial planning, retirement/estate planning, and investment management.

For the three months ended September 30, 2016 and 2015, the wealth management services segment recorded net income of $0 and $12,000, respectively.  For the nine months ended September 30, 2016 and 2015, the wealth management services segment reported net income of $62,000 and $17,000, respectively.  See “Statements of Income — General—Business Segments” above for additional information regarding the operating results for this business segment for the periods presented.  At September 30, 2016, total assets were $603,000 and managed and custodial assets were $281 million. At September 30, 2015, total assets were $2.4 million and managed and custodial assets were $267 million.

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

Total risk-based capital to risk-weighted assets was 12.11% at September 30, 2016 compared to 11.37% at December 31, 2015.  Our Tier 1 risk-based capital ratio was 11.23% at September 30, 2016 compared to 10.52% at December 31, 2015.  Common equity Tier 1 capital was 10.58% at September 30, 2016 compared to 9.86% at December 31, 2015.

Accordingly, our regulatory capital levels for the Bank and bank holding company meet those established for well-capitalized institutions at both September 30, 2016 and December 31, 2015.

The following table shows the minimum capital requirements and our capital position at September 30, 2016 and December 31, 2015 for the Company and for the Bank.

Capital Components

At September 30, 2016 and December 31, 2015

(In thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Financial Corporation (Consolidated):	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2016
Total risk-based capital	$467,015	12.11%	$332,675	>	8.625%	N/A	>	N/A
Tier I risk-based capital	432,964	11.23%	255,533	>	6.625%	N/A	>	N/A
Common Equity Tier 1 risk-based capital	407,964	10.58%	197,677	>	5.125%	N/A	>	N/A
Leverage capital ratio	432,964	10.33%	168,442	>	4.000%	N/A	>	N/A

At December 31, 2015
Total risk-based capital	$428,554	11.37%	$301,450	>	8.00%	N/A	>	N/A
Tier I risk-based capital	396,382	10.52%	226,087	>	6.00%	N/A	>	N/A
Common equity tier I capital	371,382	9.86%	169,565	>	4.50%	N/A	>	N/A
Leverage capital ratio	396,382	10.18%	156,757	>	4.00%	N/A	>	N/A

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
Cardinal Bank:	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2016
Total risk-based capital	$458,117	11.95%	$330,776	>	8.625%	$383,508	>	10.00%
Tier I risk-based capital	424,066	11.06%	254,074	>	6.625%	306,806	>	8.00%
Common Equity Tier 1 risk-based capital	424,066	11.06%	196,548	>	5.125%	249,280	>	6.50%
Leverage capital ratio	424,066	10.17%	166,576	>	4.000%	208,220	>	5.00%

At December 31, 2015
Total risk-based capital	$424,302	11.32%	$299,886	>	8.00%	$374,857	>	10.00%
Tier I risk-based capital	392,130	10.46%	224,914	>	6.00%	299,886	>	8.00%
Common equity tier I capital	392,130	10.46%	168,686	>	4.50%	243,657	>	6.50%
Leverage capital ratio	392,130	10.13%	154,862	>	4.00%	193,578	>	5.00%

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

In addition to deposits, we have access to different wholesale funding markets. These markets include the brokered CD market, the repurchase agreement market and the federal funds market. We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  At September 30, 2016 and December 31, 2015, we had $59.4 million and $67.0 million, respectively, in CDARS deposits, which are considered to be brokered deposits.  Brokered certificates of deposit not in the CDARS network were $387.7 million and $340.0 million at September 30, 2016 and December 31, 2015, respectively.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $434.6 million at September 30, 2016 or 10.3% of total assets. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the FHLB with additional investment securities and certain loans in its commercial & industrial loan portfolio pledged to the Federal Reserve Bank of Richmond. Additional borrowing capacity at the FHLB at September 30, 2016 was approximately $761.3 million. Borrowing capacity with the Federal Reserve Bank of Richmond was $180.3 million at September 30, 2016. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities. These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations are detailed in the following table.

Contractual Obligations

At September 30, 2016

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$756,991	$487,496	$177,513	$68,375	$23,607

Brokered certificates of deposit	447,148	322,205	124,943	—	—

Advances from the Federal Home Loan Bank of Atlanta	275,000	100,000	50,000	105,000	20,000

Trust preferred securities	24,419	—	—	—	24,419

Operating lease obligations	37,549	8,230	18,345	7,441	3,533

Total	$1,541,107	$917,931	$370,801	$180,816	$71,559

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

At September 30, 2016 and December 31, 2015, commitments to extend credit were $1.2 billion and $1.5 billion, respectively.  Standby letters of credit were $35.5 million and $32.5 million at September 30, 2016 and December 31, 2015, respectively. In addition, commitments to extend credit of $411.2 million at September 30, 2016 were related to the mortgage banking segment’s mortgage loan funding commitments and are of a short term nature, compared to $247.4 million at December 31, 2015.  The increase in mortgage loan funding commitments is related to the increased origination production at George Mason during the third quarter of 2016 as compared to the fourth quarter of 2015.

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

At September 30, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.3% in a down 100 basis point scenario and would increase by less than 0.5% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase less than 0.7% in an up 200 basis point scenario.

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

At September 30, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.3% in a down 100 basis point scenario and would increase by less than 0.5% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 2.5% in a down 100 basis point scenario and would increase less than 0.7% in an up 200 basis point scenario.

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

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

For the period ended December 31, 2015, we disclosed a material weakness in internal control over financial reporting as described in our 2015 Form 10-K, related to the process of estimating the allowance for loan losses.  In response to this material weakness, the Company implemented changes to its internal control over financial reporting during the quarter ended September 30, 2016, including changes to the allowance for loan losses process owners and control operators. The Company also implemented a new model to use in its calculation of the allowance for loan losses which prevents the use of loss factors that are not in accordance with the approved allowance for loan losses policy.  The Company concluded that the material weakness has been fully remediated as of September 30, 2016.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as described below, there have been no material changes in our risk factors from those disclosed in our Form 10-K.

As a result of our announcement of our decision to merge with United Bankshares, Inc., we may be subject to the additional risk factors below.

Risks Related to the Merger with United Bankshares, Inc. (“United”)

Termination of the Merger Agreement could negatively impact us.

Each of the Company’s and United’s obligation to consummate the Merger remains subject to a number of conditions, and there can be no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. If the Agreement between the Company and United (for the purposes of these Risk Factors, the “Merger Agreement”) is terminated and the parties fail to consummate the Merger, there may be various negative consequences to the Company and the Bank. For example, our businesses may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which United has agreed to pay with respect to the Merger. In addition, under certain circumstances, the termination of the Merger Agreement may require us to pay to United a termination fee in the amount of $36.0 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses and would have committed substantial time and resources by our management, without realizing the expected benefits of the Merger. In addition, failure to consummate the Merger also may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Merger is not completed, these risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company and the Bank to seek to change existing business relationships. Retention of certain employees by the Company and the Bank may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Bank. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with our organization, our business following the Merger could be harmed. In addition, we have agreed to operate our business in the ordinary course prior to closing, and the Merger Agreement restricts us from taking other specified actions until the Merger occurs without the consent of United.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Combining the two companies may be more difficult, costly or time-consuming than expected.

United and the Company have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of United with ours. To realize these anticipated benefits, after the completion of the Merger, United expects to integrate our business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect United’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on United’s financial results and the value of its common stock. If United experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between United and the Company will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company, the Bank and United during this transition period and for an undetermined period after consummation of the Merger.

Our ability to complete the Merger with UBSI is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although United and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of United following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Fluctuations in market prices of UBSI common stock will affect the value that our shareholders receive for their shares of our common stock.

Under the terms of the Merger Agreement, our shareholders will receive 0.71 shares of United common stock for each share of the Company’s common stock (such ratio, the “Exchange Ratio”). The market price of the United common stock may vary from its price on the date immediately prior to the public announcement of the Merger as a result of a variety of factors, including, among other things, changes in United’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Many of these factors are beyond the control of United or the Company. As a result of the fixed number of shares of United common stock to be issued in the merger, the market value of the shares of United common stock that our shareholders receive in the merger will decline correspondingly with any declines in the market price of United common stock prior to and as of the date the merger consideration is paid, subject to the conditions and limitations discussed in the following paragraph.

As addressed in more detail in the Merger Agreement, we may terminate the Merger Agreement by a vote of a majority of our board of directors if (a) the average closing price per share (calculated in accordance with the Merger Agreement) of United common stock is less than 0.80 of the closing price per share on the last trading day prior to publicly announcing the Merger Agreement and (b) the ratio calculated in (a) is at least 15 basis points lower than the percentage decline in the closing price of the Nasdaq Bank Index over the same period. Even if the conditions in (a) and (b) are met, however, United may adjust the Exchange Ratio as provided in the Merger Agreement to increase the consideration received by our shareholders in the Merger, and, if such adjustment is made, our right to terminate the Merger Agreement will be extinguished. Because the price of United common stock and the Nasdaq Bank Index will fluctuate prior to the Merger, and because in certain circumstances United has the right to adjust the consideration received in the Merger by our shareholders, we cannot assure our shareholders of the market value or number of shares of United common stock that they will receive in the merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2016, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

2.1

Agreement and Plan of Reorganization, dated as of August 17, 2016, by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 18, 2016 and incorporated herein by reference).

10.1

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.2

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.3

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and F. Kevin Reynolds (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.4

Split Dollar Life Insurance Agreement, dated August 25, 2016, by and between Cardinal Bank and Bernard H. Clineburg (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2016	/s/ Bernard H. Clineburg
Bernard H. Clineburg
Executive Chairman
(Principal Executive Officer)

Date: November 7, 2016	/s/ Christopher W. Bergstrom
Christopher W. Bergstrom
President and Chief Executive Officer

Date: November 7, 2016	/s/ Mark A. Wendel
Mark A. Wendel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2016	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of August 17, 2016, by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation (attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 18, 2016 and incorporated herein by reference).

10.1

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.2

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.3

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and F. Kevin Reynolds (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

10.4

Split Dollar Life Insurance Agreement, dated August 25, 2016, by and between Cardinal Bank and Bernard H. Clineburg (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2016 and incorporated herein by reference).

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.