Form 10-K
period 2016-12-31
CARDINAL FINANCIAL CORP
filed 2017-03-15
CIK 1060523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016: $683,205,040.

The number of shares outstanding of Common Stock, as of March 9, 2017, was 33,083,928.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

PART I

Item 1.  Business

Overview

Cardinal Financial Corporation (“Cardinal”), a financial holding company, was formed in late 1997 as a Virginia corporation, principally in response to opportunities resulting from the consolidation of several Virginia-based banks.  These bank consolidations were typically accompanied by the dissolution of local boards of directors and relocation or termination of management and customer service professionals and a general deterioration of personalized customer service.

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 29 banking offices located in Northern Virginia, Maryland and the greater Washington, D.C. metropolitan area.    The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

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

George Mason engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts and mandatory basis through 18 offices located throughout the metropolitan Washington, D.C. region.  George Mason is one of the largest residential mortgage originators in the greater Washington metropolitan area, generating originations of approximately $4.1 billion in 2016 and $3.6 billion in 2015.  George Mason sells its mortgage loans to third party investors servicing released.  The profitability of George Mason is cyclical as loan production levels are sensitive to changes in the level of interest rates and changes in local home buying activity, which may be seasonal or may be caused by tightening credit conditions or a deteriorating local economy.

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

On August 18, 2016, we announced that we will merge with United Bankshares, Inc., (“United”), a West Virginia corporation headquartered in Charleston.   Under the terms of the merger agreement, United will acquire Cardinal, with common shareholders of Cardinal receiving 0.71 shares of United common stock for each share of Cardinal. The transaction is subject to shareholder and regulatory approvals, and is expected to close during the second quarter of 2017.

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

For financial information about the reportable segments, see “Business Segment Operations” in Item 7 below and Note 22 of the notes to the consolidated financial statements in Item 8 below.

Market Area

We consider our primary target market to include the Virginia counties of Arlington, Fairfax, Loudoun, Prince William, and Stafford and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park; Washington, D.C. and Montgomery County in Maryland.  In addition to our primary market, we consider the Virginia counties of Spotsylvania, Culpeper and Fauquier and the Maryland county of Prince George’s as secondary markets and the remaining Greater Washington Metropolitan area as a tertiary market.  In addition, the metropolitan statistical areas of Richmond, Charlottesville, and Virginia Beach as well as Rappahannock, Madison, and Orange counties in Virginia plus the metropolitan statistical areas of Baltimore-Towson and California-Lexington Park in Maryland are also considered tertiary markets.

Based on 2014 estimates released by the U.S. Census Bureau, the population of the greater Washington metropolitan area was approximately 6.03 million people, the seventh largest statistical area in the country.  The median annual household income for this area in 2013 was approximately $90,149, which makes it one of the wealthiest regions in the country.  For 2015, based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rate for the greater Washington metropolitan area was approximately 3.8%, compared to a national unemployment rate of 5.0%.  As of June 30, 2015, total deposits in this area were approximately $214.7 billion as reported by the Federal Deposit Insurance Corporation (“FDIC”).

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

We expect to continue serving these business and professional markets with experienced commercial relationship managers, and we have increased our retail marketing efforts through the expansion of our branch network (both through acquisition and de novo office expansion) and through the development of additional retail products and services. We expanded our deposit market share through aggressive marketing of our First Choice Checking, President’s Club, Chairman’s Club, Simply Savings and Monster Money Market relationship products and our Simply Checking product.

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

The mortgage banking segment’s business is both cyclical and seasonal.  The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy.  Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year.

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

Lending

We offer a full range of short to long-term commercial, real estate and consumer lending products and services, which are described in further detail below.  We have established target percentage goals for each type of loan to insure adequate diversification of our loan portfolio.  These goals, however, may change from time to time as a result of competition, market conditions, employee expertise, and other factors.  Commercial and industrial loans, real estate-commercial loans, real estate-construction loans, real estate-residential loans, home equity loans, and consumer loans account for approximately 11%, 51%, 18%, 14%, 5% and less than 1%, respectively of our loan portfolio at December 31, 2016.

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

Historically, commercial mortgage lending entails additional risk compared with traditional residential mortgage lending.  Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of a business or real estate project and thus may be subject, to a greater extent than has historically been the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy.  Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history, and we generally require personal guarantees or endorsements with respect to these loans.  In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.

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

We offer Cardinal Mobile Banking to our customers.  Customers who sign up for this service can access their accounts from any internet-enabled mobile device.  Customers can check their balance, view account activity, make deposits to their account through Mobile Deposit, transfer funds between deposit accounts, and may pay their bill online.  Cardinal Mobile Banking is encrypted using the Wireless Transport Layer Security (WTLS) protocol, which provides the highest level of security available today.  Additionally, all data that passes between the wireless gateway and Cardinal Bank’s web servers is encrypted using Secure Socket Layer (SSL).

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

Employees

At December 31, 2016, we had 839 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit.  We believe our relations with our employees are good.

Government Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us.  Our bank subsidiary is also subject to various consumer and compliance laws.  As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission.  The Bank and its’ subsidiary, George Mason, are also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

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

Payment of Dividends

Regulators have indicated that financial holding companies should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law.  The deposits of our bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund, or “DIF”, of the FDIC.

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

The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States.  In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law.  The Financial Reform Act requires the FDIC to achieve a DIF ratio of at least 1.35 percent by September 30, 2020.  The FDIC has also adopted new regulations that establish a long-term target DIF ratio of greater than two percent.  Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer.

The Financial Reform Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity.  The new regulation implementing revisions to the assessment system mandated by the Financial Reform Act was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011.  While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

Consumer Financial Protection Bureau. The Financial Reform Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Financial Reform Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling.  The rule also establishes certain protections from liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.”  Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.

Capital Requirements

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act.  The final rule includes new minimum risk-based capital and leverage ratios which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.

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

•                  Common Equity Tier I (“CET1”) Capital ratio (which includes common shareholders’ equity less disallowed intangibles adjusted for associated deferred tax liabilities) as a percentage of total risk-weighted assets and

•                  the Leverage ratio (Tier 1 capital divided by adjusted average total assets).

The new minimum capital requirements under Basel III are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which is increased from 4%; (iii) a total capital ratio of 8.0%, which is unchanged from the former rules; and (iv) a Tier 1 leverage ratio of 4%.

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

The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a CET1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

At December 31, 2016, the Company and its banking subsidiary met all capital adequacy requirements under the Basel III capital rules.  We are considered “well-capitalized” at December 31, 2016 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2016.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts and demand deposit accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements.  Effective January 2017, the first $15.5 million of balances will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction account balances over $15.5 million to and including $115.1 million.  A 10% reserve ratio will be applied to amounts in net transaction account balances in excess of $115.1 million.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of our interest-earning assets.  Beginning October 2008, the Federal Reserve Banks pay financial institutions interest on their required reserve balances and excess funds deposited with the Federal Reserve.  The interest rate paid is the targeted federal funds rate.

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

The Financial Reform Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

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

The Financial Reform Act

On July 21, 2010, the Financial Reform Act was signed into law.  The Financial Reform Act provides for sweeping financial regulatory reform and may alter the way in which we conduct certain businesses.

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

•                  Enhancing the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained;

•                  Placing restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors;

•                  Including a variety of corporate governance and executive compensation provisions and requirements.

The Financial Reform Act is expected to have a negative impact on our earnings through fee reductions, higher costs and new restrictions.  The Financial Reform Act may have a material adverse impact on the value of certain assets and liabilities on our balance sheet.

Most provisions of the Financial Reform Act require various federal banking and securities regulators to issue regulations to clarify and implement its provisions or to conduct studies on significant issues.  These proposed regulations and studies are generally subject to a public notice and comment period.  The timing of issuance of final regulations, their effective dates and their potential impacts to our businesses will be determined over the coming months and years.  As a result, the ultimate impact of the Financial Reform Act’s final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations.  We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.  Congress and the federal government have continued to evaluate and develop legislation, programs, and initiatives designed to, among other things, stabilize the financial and housing markets, stimulate the economy, including the federal government’s foreclosure prevention program, and prevent future financial crises by further regulating the financial services industry.  At this time, we cannot determine the final form of any proposed programs or initiatives or related legislation, the likelihood and timing of any other future proposals or legislation, and the impact they might have on us.

In addition, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Financial Reform Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.

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

Risks Related to the Merger with United Bankshares, Inc. (“UBSI”)

Termination of the Merger Agreement could negatively impact us.

If our Agreement with UBSI (for the purposes of these Risk Factors, the “Merger Agreement”) is terminated and the parties fail to consummate the Merger, there may be various negative consequences to us and the Bank. For example, our businesses may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which UBSI has agreed to pay with respect to the Merger. In addition, under certain circumstances, the termination of the Merger Agreement may require us to pay to UBSI a termination fee in the amount of $36.0 million.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us and the Bank to seek to change existing business relationships. Retention of certain employees by us and the Bank may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Bank. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with our organization, our business following the Merger could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing.

Combining the two companies may be more difficult, costly or time-consuming than expected.

UBSI and Cardinal have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of UBSI with ours. To realize these anticipated benefits, after the completion of the Merger, UBSI expects to integrate our business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect UBSI’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on UBSI’s financial results and the value of its common stock. If UBSI experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions.

Integration efforts between UBSI and Cardinal will also divert management attention and resources. These integration matters could have an adverse effect on each of Cardinal, the Bank and UBSI during this transition period and for an undetermined period after consummation of the Merger.

Our ability to complete the Merger with UBSI is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although UBSI and Cardinal do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of UBSI following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Fluctuations in market prices of UBSI common stock will affect the value that our shareholders receive for their shares of our common stock.

Under the terms of the Merger Agreement, our shareholders will receive 0.71 shares of UBSI common stock for each share of the Cardinal’s common stock (such ratio, the “Exchange Ratio”). The market price of the UBSI common stock may vary from its price on the date immediately prior to the public announcement of the Merger as a result of a variety of factors, including, among other things, changes in UBSI’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Many of these factors are beyond the control of UBSI or Cardinal. As a result of the fixed number of shares of UBSI common stock to be issued in the merger, the market value of the shares of UBSI common stock that our shareholders receive in the merger will decline correspondingly with any declines in the market price of UBSI common stock prior to and as of the date the merger consideration is paid, subject to the conditions and limitations discussed in the following paragraph.

As addressed in more detail in the Merger Agreement, we may terminate the Merger Agreement by a vote of a majority of our board of directors if (a) the average closing price per share (calculated in accordance with the Merger Agreement) of UBSI common stock declines 20 percent from the closing price per share on the last trading day prior to publicly announcing the Merger Agreement and (b) the percentage decline in the average closing price per share of UBSI common stock is at least 15 percent greater than the percentage decline in the closing price of the Nasdaq Bank Index over the same period; except provided as follows. Even if the conditions in (a) and (b) are met, UBSI may adjust the Exchange Ratio as provided in the Merger Agreement to increase the consideration received by our shareholders in the Merger, and if such adjustment is made our right to terminate the Merger Agreement will be extinguished. Because the price of UBSI common stock and the Nasdaq Bank Index will fluctuate prior to the Merger, and because in certain circumstances UBSI has the right to adjust the consideration received in the Merger by our shareholders, we cannot assure our shareholders of the market value or number of shares of UBSI common stock that they will receive in the merger.

Risks Related to the Operations of Cardinal

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

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Financial Reform Act was signed into law.  Many of the provisions of the Financial Reform Act have been phased in and we will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Although we cannot predict the full effect of the Financial Reform Act on our operations, it could, impose significant additional costs on us, limit the products we offer, could limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the values of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition, or results of operations.

The ultimate impact of the final rules on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

We are subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act.  The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements effective for 2016 include: (i) common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which is increased from 4%; (iii) a total capital ratio of 8.0%, which is unchanged from the former rules; and (iv) a Tier 1 leverage ratio of 4%.  The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.  In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

At December 31, 2016, the Company and its banking subsidiary met all capital adequacy requirements under the Basel III capital rules.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. If our Merger with United is not consummated, our ability to continue to grow will depend, in part, upon our ability to:

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

At December 31, 2016, we had $10.1 million of goodwill related to the George Mason acquisition and $24.9 million related to acquisitions that occurred within the commercial banking segment of our Company.  Goodwill and other intangibles are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 88% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a further deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Commercial real estate and business loans increase our exposure to credit risks.

At December 31, 2016, our portfolio of commercial and industrial and commercial real estate (including construction) totaled $2.7 billion, or 81% of total loans. We plan to continue to emphasize the origination of loans to small and medium-sized businesses as well as government contractors, professionals, such as physicians, accountants and attorneys, and commercial real estate developers and builders, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and cash flows of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. In addition, these small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. This concentration also exposes us more to the market risks of real estate sales leasing and other activity in the areas we serve. An adverse change in local real estate conditions and markets could materially adversely affect the values of our loans and the real estate held as collateral for such loans, and materially affect our results of operations and financial condition.

Federal bank regulatory agencies have released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

For further discussion on our liquidity position and other liquidity matters, including policies and procedures we use to manage our liquidity risks, see “Capital Resources” and “Liquidity” in Item 7 of this report.

Increases in FDIC insurance premiums may cause our earnings to decrease.

Since the financial crisis began several years ago, an increasing number of bank failures have imposed significant costs on the FDIC in resolving those failures, and the regulator’s deposit insurance fund has been depleted.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including Cardinal Bank.

Deposits are insured by the FDIC, subject to limits and conditions or applicable law and the FDIC’s regulations.  Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer.  The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF.  The Financial Reform Act changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity, and we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis.  While the burden of replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our subsidiary Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

If our Merger with United is not consummated, our business strategy calls for continued growth. We anticipate that we would be able to support this growth through the generation of additional deposits at existing and new branch locations, as well as expanded loan and other investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional equity securities or the placement of financial instruments that qualify as regulatory capital will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

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

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties affect the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Cardinal Bank, excluding its George Mason subsidiary, conducts its business from 29 branch offices.   Nine of these facilities are owned and 20 are leased.  Leased branch banking facilities range in size from 457 square feet to 9,000 square feet.  Our leases on these facilities expire at various dates through 2025, and all but five of our leases have renewal options.  Seventeen of our branch banking locations have drive-up banking capabilities and all have ATMs.

Cardinal Wealth Services, Inc. conducts its business from one of Cardinal Bank’s branch facilities.

George Mason conducts its business from 18 leased facilities which range in size from 1,852 square feet to 38,315 square feet.  The leases have various expiration dates through 2022 and 10 of their 18 locations have renewal options.

Our headquarters facility in Tysons Corner, Virginia comprises 41,818 square feet of leased office space.  This lease expires in January 2022 and has renewal options.  In addition to housing various administrative functions — including accounting, data processing, compliance, treasury, marketing, deposit and loan operations — certain members of our commercial and industrial and commercial real estate lending functions and various other departments are located there.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.  Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Other than as set forth below, currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

On December 20, 2016, Henry Kwong, individually and purportedly on behalf of all other shareholders of Cardinal, filed a putative class action complaint in the U.S. District Court for the Eastern District of Virginia, Alexandria Division (Case No. 1:16-cv-01582-TSE-MSN), challenging our pending merger with United. On January 11, 2017, a separate putative class action complaint was filed by Kyle Miller, individually and purportedly on behalf of all other shareholders of Cardinal, in the same court (Case No. 1:17-cv-00044-TSE-MSN). By Order dated January 27, 2017, these actions were consolidated for all purposes and merged, and, on February 14, 2017, the plaintiffs filed a Consolidated Amended Complaint. The plaintiffs generally claim that Cardinal and its directors violated federal securities laws by filing with the SEC a materially false and misleading prospectus and joint proxy statement. The amended complaint seeks, among other things, an order enjoining the parties from proceeding with or consummating the merger, as well as other equitable relief or money damages in the event that the transaction is completed. We believe that the claims are without merit and have filed a motion to dismiss.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Dividends.  Our common stock is currently listed for quotation on the Nasdaq Global Select Market under the symbol “CFNL.”  As of March 3, 2017, our common stock was held by 606 shareholders of record.  In addition, we estimate that there were 5,095 beneficial owners of our common stock who own their shares through brokers or banks.

The high and low sale prices per share for our common stock for each quarter of 2016 and 2015 as reported on the market at the time and dividends declared during those periods were as follows:

Periods Ended	High	Low	Dividends
2016
First Quarter	$22.62	$17.51	$0.12
Second Quarter	23.16	19.21	0.12
Third Quarter	28.16	20.89	0.12
Fourth Quarter	34.75	25.30	0.12
2015
First Quarter	$20.52	$17.62	$0.11
Second Quarter	22.47	19.72	0.11
Third Quarter	24.20	21.11	0.11
Fourth Quarter	24.99	21.68	0.12

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

Since the inception of the program, we have purchased 477,608 shares of our common stock at a total cost of $4.1 million.  All of these shares have been cancelled and retired.  No shares were repurchased during 2016.

Stock Performance Graph.  The graph set forth below shows the cumulative shareholder return on the Company’s Common Stock during the five-year period ended December 31, 2016, as compared with: (i) an overall stock market index, the NASDAQ Composite; and (ii) a published industry index, the SNL Bank Index.  The stock performance graph assumes that $100 was invested on December 31, 2011 in our common stock and each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Cardinal Financial Corporation	100.00	154.04	172.44	193.81	227.03	334.27
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

Item 6.  Selected Financial Data

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$153,478	$140,465	$128,863	$114,115	$115,050
Interest expense	25,621	24,071	21,163	21,770	24,047
Net interest income	127,857	116,394	107,700	92,345	91,003
Provision for loan losses	(264)	1,388	1,938	(32)	7,123
Net interest income after provision for loan losses	128,121	115,006	105,762	92,377	83,880
Non-interest income	62,354	52,692	39,178	29,911	63,392
Non-interest expense	115,170	96,298	96,228	84,603	79,317
Net income before income taxes	75,305	71,400	48,712	37,685	67,955
Provision for income taxes	24,814	24,066	16,029	12,175	22,658
Net income	$50,491	$47,334	$32,683	$25,510	$45,297

Balance Sheet Data:
Total assets	$4,210,514	$4,029,921	$3,399,134	$2,894,230	$3,039,187
Loans receivable, net of fees	3,281,159	3,056,310	2,581,114	2,040,168	1,803,429
Allowance for loan losses	31,767	31,723	28,275	27,864	27,400
Loans held for sale	297,766	383,768	315,323	373,993	785,751
Total investment securities	400,117	423,794	348,222	359,686	286,420
Total deposits	3,282,700	3,032,771	2,535,330	2,058,859	2,243,758
Other borrowed funds	426,671	537,965	437,995	475,232	392,275
Total shareholders’ equity	452,177	413,147	377,321	320,532	308,066
Common shares outstanding	32,910	32,373	32,078	30,333	30,226

Per Common Share Data:
Basic net income	$1.52	$1.45	$1.01	$0.83	$1.53
Fully diluted net income	1.50	1.43	1.00	0.82	1.51
Book value	13.74	12.76	11.76	10.57	10.19
Tangible book value (1)	12.65	11.63	10.60	10.23	9.85

Performance Ratios:
Return on average assets	1.23%	1.29%	1.02%	0.92%	1.70%
Return on average equity	11.40	11.76	8.82	7.96	16.02
Dividend payout ratio	30.95	29.92	33.28	27.30	13.01
Net interest margin (2)	3.33	3.37	3.59	3.52	3.61
Efficiency ratio (3)	60.55	56.95	65.52	69.20	51.37
Non-interest income to average assets	1.52	1.44	1.23	1.07	2.37
Non-interest expense to average assets	2.80	2.62	3.01	3.04	2.97
Loans receivable, net of fees to total deposits	99.95	100.78	101.81	99.09	80.38

Asset Quality Ratios:
Net charge-offs (recoveries) to average loans receivable, net of fees	(0.01)%	(0.07)%	0.06%	(0.03)%	0.35%
Nonperforming loans to loans receivable, net of fees	0.00	0.02	0.17	0.11	0.42
Nonperforming loans to total assets	0.00	0.01	0.13	0.08	0.25
Allowance for loan losses to nonperforming loans	N/A	6,100.58	628.75	1,204.15	359.30
Allowance for loan losses to loans receivable, net of fees	0.97	1.04	1.10	1.37	1.52

Capital Ratios:
Tier 1 risk-based capital	11.48%	10.52%	10.89%	11.85%	11.94%
Total risk-based capital	12.31	11.37	11.78	12.89	13.04
Common Equity Tier 1 capital	10.83	9.86	N/A	N/A	N/A
Leverage capital ratio	10.77	10.18	10.81	11.70	10.49

Other:
Average shareholders’ equity to average total assets	10.78%	10.97%	11.59%	11.52%	10.59%
Average loans receivable, net of fees to average total deposits	99.06%	97.43%	98.20%	86.91%	83.43%
Average common shares outstanding:
Basic	33,173	32,744	32,392	30,687	29,654
Diluted	33,690	33,208	32,824	31,077	29,996

(1) Tangible book value is calculated as total shareholders’ equity, less goodwill and other intangible assets, divided by common shares outstanding.

(2) Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 36% for 2016, 35% for 2015, and 33% for 2014.

(3) Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2016 and 2015 and the results of our operations for the years ended December 31, 2016, 2015, and 2014.  The discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•                  the businesses of Cardinal and United may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•                  the expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•                  deposit attrition, operating costs, customer losses, and business disruption following the Merger, including adverse effects on relationships with employees, may be greater than expected;

•                  the regulatory approvals required for the Merger may not be obtained on the proposed terms or on the anticipated schedule;

•                  shareholders of Cardinal or United may fail to approve the Merger;

•                  termination of the Merger Agreement, or failure to complete the Merger, could negatively impact our stock and our future business and financial results;

•                  we will be subject to business uncertainties and contractual restrictions while the Merger is pending that could be harmful to our operations;

•                  if the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger;

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

In addition, this section should be read in conjunction with the description of our “Risk Factors” in Item 1A above.

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

We own Cardinal Bank (the “Bank”), a Virginia state-chartered community bank with 29 banking offices located in Northern Virginia and the greater Washington, D.C. metropolitan area.  The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers.  Our commercial relationship managers focus on attracting small and medium sized businesses as well as government contractors, commercial real estate developers and builders and professionals, such as physicians, accountants and attorneys.

Additionally, we complement our core banking operations by offering a wide range of services through our various subsidiaries, including mortgage banking through George Mason Mortgage, LLC (“George Mason”) and retail securities brokerage though Cardinal Wealth Services, Inc. (“CWS”).

George Mason, based in Fairfax, Virginia, engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best efforts basis through 18 offices located throughout the metropolitan Washington region.  George Mason does business in eight states, primarily Virginia and Maryland, and the District of Columbia.  George Mason is one of the largest residential mortgage originators in the greater Washington, D.C. metropolitan area, generating originations of approximately $4.1 billion in 2016 and $3.6 billion in 2015.  George Mason’s primary sources of revenue include loan origination fees, net interest income earned on loans held for sale, and gains on sales of loans.  Our mortgage loans are then sold servicing released.

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

The mortgage banking segment’s business is both cyclical and seasonal.  The cyclical nature of its business is influenced by, among other factors, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy.  Historically, the mortgage banking segment has its lowest levels of quarterly loan closings during the first quarter of the year.

We formed a wholly-owned subsidiary, Cardinal Statutory Trust I, for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and pay interest at a rate equal to LIBOR (London Interbank Offered Rate) plus 2.40%, which adjusts quarterly.  These securities are redeemable at par.  The interest rate on this debt was 3.36% at December 31, 2016.  We have guaranteed payment of these securities.  The $20.6 million payable by us to Cardinal Statutory Trust I is included in other borrowed funds in the consolidated statements of condition since Cardinal Statutory Trust I is an unconsolidated subsidiary as we are not the primary beneficiary of this entity.  We utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.

In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the “UFBC Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures.  These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly.  At December 31, 2016, the interest rate on trust preferred securities was 3.06%. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity.  The additional $155,000 that is payable by us to the UFBC Trust represents the unfunded capital investment in the UFBC Trust.

On August 18, 2016, we announced that we will merge with United Bankshares, Inc., (“United”), a West Virginia corporation headquartered in Charleston.   Under the terms of the merger agreement, United will acquire Cardinal, with our common shareholders receiving 0.71 shares of United common stock for each share of Cardinal (the “Merger”). The transaction is subject to shareholder and regulatory approvals, and is expected to close during the second quarter of 2017.

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

Net interest income and non-interest income represented the following percentages of total revenue, which is calculated as net interest income plus non-interest income, for the three years ended December 31, 2016:

	Net Interest Income	Non-Interest Income

2016	67.2%	32.8%
2015	68.8%	31.1%
2014	73.3%	26.7%

Non-interest income represented a larger portion of our total revenue for 2016 relative to 2015 as a result of a significant increase in gains realized and unrealized on mortgage loans held for sale.  In addition to an increase in originations in 2016 compared to 2015, we also experienced an increase in gain on sale margins of approximately 15 basis points which was result of having our mandatory delivery loan sale program for the full year of 2016.  For 2015, non-interest income was a larger portion of our total revenue base compared to 2014 as a result of the increase in gain on sale margins of approximately 20 basis points due to our implementation of our mandatory delivery loan sale program during the last six months of 2015.

2016 Economic Environment

The banking environment and the markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation of rulemaking from recent financial reforms.  U.S. economic growth continued modestly in 2016 despite early concerns related to a free falling Chinese stock market and weak trade data.  While economic growth struggled to come near 2% during 2016, the labor market continued to improve.  Employment gains were generally steady as the national unemployment rate fell to 4.70% by year end.  U.S. Treasury yields dropped early in 2016 due to market turmoil and continued to decrease until late third quarter of 2016 as a Federal Reserve rate increase was expected.  U.S Treasury yields continued their climb post-election as President Trump’s potential tax policies and infrastructure spending are expected to expand the U.S. economy going forward.  At its final meeting in 2016, the Federal Open Market Committee raised its targeted Federal funds rate by 25 basis points, its only rate increase during 2016.

Although global economic conditions remain unsettled as Great Britain deals with their “Brexit” vote, the metropolitan Washington, D.C. area, the region we operate in, continued to perform relatively well, compared to other regions.  As we believe that our region has weathered the recession better than most over the past several years, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the past financial crisis made for a challenging 2016.  Progress in the near future for employment and the housing industry is uncertain given the prospect for higher long-term interest rates.  We continue to consider future economic events and their impact on our performance.

The unemployment rate in the Washington, D.C. metropolitan area decreased in tandem to the national unemployment rate to 3.4%, and commercial and residential real estate values held up well compared to other regions.

Our credit quality continues to remain strong.  At December 31, 2016, we had no loans on nonaccrual and no loans contractually past due 90 days or more as to principal or interest and still accruing.  We recorded annualized net recoveries of 0.01% of our average loans receivable for the year ended December 31, 2016. As a result of a decrease in mortgage interest rates during the first six months of 2016, refinancing originations from our mortgage banking segment remained steady during 2016 to 32% of total originations for the full year 2016 compared to 31% of total originations for 2015.

Market illiquidity and concerns over credit risk continue to impact the ratings of our pooled trust preferred securities. We hold investments of $3.5 million in par value of pooled trust preferred securities, which are below book value as of December 31, 2016 due to the lack of liquidity in the market, deferrals and defaults of issuers, and continued investor apprehension for investing in these types of investments.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses.  Deterioration in real estate values and household incomes may also result in higher credit losses for us.  Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially. The systems by which we set limits and monitor the level of our credit exposure to individual entities and industries also may not function as we have anticipated.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At December 31, 2016, there was no reserve for impairment of PCI loans within our allowance for loan losses.

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

To mitigate the effect of interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts or a trade of mortgage-backed securities for mandatory delivery (the “residual hedge”). During the rate lock commitment period, these forward loan sales contracts and the residual hedge are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value elements of the rate lock commitment related to servicing and the wholesale and retail rate spread, the changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and residual hedge generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. At the closing of the loan, the loan commitment derivative expires and we record a loan held for sale and continue to be obligated under the same forward loan sales contract under best efforts.  Loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  For mandatory delivery, we close out of the trading mortgage-backed securities assigned within the residual hedge and replace them with a forward sales contract once a price has been accepted by an investor.  For loans sold on a mandatory delivery basis, we have elected to record these loans at fair value using valuations from investors for loans with similar characteristics which is then adjusted for GMM’s actual sales experience versus the investor’s indicated pricing.

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

During March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company elected to early adopt ASU 2016-09 during the quarter ended December 31, 2016. As a result of adopting this standard the Company recorded excess tax benefits during 2016 through income tax expense as a discrete item; excess tax benefits were included with other income tax cash flows within operating cash flows on a prospective basis; and the Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

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

Financial Overview

For the year ended December 31, 2016, we reported net income of $50.5 million on a consolidated basis.  The commercial banking segment recorded net income of $48.3 million and our mortgage banking segment recorded net income of $7.3 million.  The wealth management services business segment reported net income of $62,000 for the year ended December 31, 2016.

For the year ended December 31, 2015, we reported net income of $47.3 million on a consolidated basis.  The commercial banking segment recorded net income of $39.2 million and our mortgage banking segment recorded net income of $9.2 million.  The wealth management services business segment reported net income of $37,000 for the year ended December 31, 2015.

2016 Compared to 2015

At December 31, 2016, total assets were $4.21 billion, an increase of 4.5%, or $180.6 million, from $4.03 billion at December 31, 2015.  Total loans receivable, net of deferred fees and costs, increased 7.4%, or $224.8 million, to $3.28 billion at December 31, 2016, from $3.06 billion at December 31, 2015.  Total investment securities decreased by $23.7 million, or 5.6%, to $400.1 million at December 31, 2016, from $423.8 million at December 31, 2015.  Total deposits increased 8.2%, or $249.9 million, to $3.28 billion at December 31, 2016, from $3.03 billion at December 31, 2015.  Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank (“FHLB”) advances, decreased $111.3 million to $426.7 million at December 31, 2016, from $538.0 million at December 31, 2015.

Shareholders’ equity at December 31, 2016 was $452.2 million, an increase of $39.0 million from $413.1 million at December 31, 2015.  The increase in shareholders’ equity was attributable to the recognition of net income of $50.5 million less dividends paid to shareholders totaling $15.6 million for the year ended December 31, 2016.  Changes in accumulated other comprehensive income decreased shareholders’ equity $6.4 million during 2016.  Accumulated other comprehensive income decreased for the year ended December 31, 2016 primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio.  Total shareholders’ equity to total assets for December 31, 2016 and 2015 was 10.7% and 10.3%, respectively.  Book value per share at December 31, 2016 and 2015 was $13.74 and $12.76, respectively.  Total risk-based capital to risk-weighted assets was 12.31% at December 31, 2016 compared to 11.37% at December 31, 2015.  Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2016.

We recorded net income of $50.5 million, or $1.50 per diluted common share, for the year ended December 31, 2016, compared to net income of $47.3 million, or $1.43 per diluted common share, in 2015.  Net interest income increased $11.5 million to $127.9 million for the year ended December 31, 2016, compared to $116.4 million for the year ended December 31, 2015, a result of increase in interest earning assets.  Provision for loan losses was a recovery of $264,000 for the year ended December 31, 2016, compared to a $1.4 million provision for 2015.  Non-interest income increased $9.7 million to $62.4 million for the year ended December 31, 2016 as compared to $52.7 million for 2015 due primarily to an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking business segment.  Non-interest expense was $115.2 million for the year ended December 31, 2016 compared to $96.3 million for the year ended December 31, 2015.  An increase in salaries and benefits expense during 2016 and an increase in merger and acquisition expense contributed to the increase in non-interest expense during 2016.

The return on average assets for the years ended December 31, 2016 and 2015 was 1.23% and 1.29%, respectively.  The return on average equity for the years ended December 31, 2016 and 2015 was 11.40% and 11.76%, respectively.

2015 Compared to 2014

At December 31, 2015, total assets were $4.03 billion, an increase of 18.6%, or $630.8 million, from $3.40 billion at December 31, 2014.  Total loans receivable, net of deferred fees and costs, increased 18.4%, or $475.2 million, to $3.06 billion at December 31, 2015, from $2.58 billion at December 31, 2014.  Total investment securities increased by $75.6 million, or 21.7%, to $423.8 million at December 31, 2015, from $348.2 million at December 31, 2014.  Total deposits increased 19.6%, or $497.4 million, to $3.03 billion at December 31, 2015, from $2.54 billion at December 31, 2014.  Other borrowed funds, which primarily include customer repurchase agreements, federal funds sold and Federal Home Loan Bank (“FHLB”) advances, increased $100.0 million to $538.0 million at December 31, 2015, from $438.0 million at December 31, 2014.

Shareholders’ equity at December 31, 2015 was $413.1 million, an increase of $35.8 million from $377.3 million at December 31, 2014.  The increase in shareholders’ equity was attributable to the recognition of net income of $47.3 million less dividends paid to shareholders totaling $14.2 million for the year ended December 31, 2015.  Changes in accumulated other comprehensive income decreased shareholders’ equity $3.1 million during 2015.  Accumulated other comprehensive income decreased for the year ended December 31, 2015 primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio.  Total shareholders’ equity to total assets for December 31, 2015 and 2014 was 10.3% and 11.1%, respectively.  Book value per share at December 31, 2015 and 2014 was $12.76 and $11.76, respectively.  Total risk-based capital to risk-weighted assets was 11.37% at December 31, 2015 compared to 11.78% at December 31, 2014.  Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2015.

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

See the table below for the components of our calculation of our efficiency ratio as of December 31, 2016, 2015, and 2014.  Our efficiency ratio increased during 2016 as compared to 2015 primarily because non-interest expense increased due to merger and acquisition expenses associated with our pending merger with United.  Our efficiency ratio decreased during 2015 as compared to 2014 because of a combined increase in net interest income and non-interest income, specifically income related to our mortgage banking business segment, while maintaining non-interest expense during 2015 at the same level as for 2014.

Efficiency Ratio Calculation

 Years Ended December 31, 2016, 2015, and 2014

(In thousands, except per share data)

	2016	2015	2014
Calculation of efficiency ratio (1):

Net interest income	$127,857	$116,394	$107,700

Non-interest income	62,354	52,692	39,178
Total net interest income and non-interest income for efficiency ratio	190,211	169,086	146,878

Non-interest expense	$115,170	$96,298	$96,228

Efficiency ratio	60.55%	56.95%	65.52%

(1) Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income

Statements of Income

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.  Interest rates have remained at historic lows for the last several years as the Federal Reserve has had an extremely accommodative policy.  We expect this low interest rate environment to change during 2017 as the Federal Reserve has begun to gradually increase the targeted federal funds rate.  See “Interest Rate Sensitivity” for further information.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

 Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1) (2):
Commercial and industrial	$254,725	$9,584	3.76%	$272,026	$10,533	3.87%	$285,930	$12,374	4.33%
Commercial and industrial - tax exempt	101,786	2,920	2.87%	73,460	2,119	2.88%	13,478	293	2.17%
Real estate - commercial	1,577,443	67,596	4.29%	1,305,202	56,976	4.37%	1,182,306	52,635	4.45%
Real estate - construction	601,106	27,296	4.54%	554,527	25,907	4.67%	414,248	20,845	5.03%
Real estate - residential	444,588	15,947	3.59%	405,517	15,107	3.73%	340,150	13,376	3.89%
Home equity lines	160,315	5,217	3.25%	143,180	4,537	3.17%	120,002	4,356	3.63%
Consumer	5,245	259	4.94%	4,819	272	5.64%	5,307	485	5.74%
Total loans (1) (2)	3,145,208	128,819	4.10%	2,758,731	115,451	4.18%	2,361,421	104,364	4.42%

Loans held for sale	360,147	13,117	3.64%	344,501	13,273	3.85%	288,299	12,177	4.22%
Investment securities	402,763	15,024	3.73%	366,611	13,605	3.71%	349,343	13,695	3.92%
Federal funds sold	41,973	200	0.48%	41,167	91	0.22%	40,323	92	0.23%

Total interest-earning assets and interest income (2)	3,950,091	157,160	3.98%	3,511,010	142,420	4.06%	3,039,386	130,328	4.29%

Noninterest-earning assets:
Cash and due from banks	21,453			21,069			23,917
Premises and equipment, net	24,498			25,191			25,672
Goodwill and other intangibles, net	36,267			36,943			32,813
Accrued interest and other assets	108,134			104,991			104,521
Allowance for loan losses	(32,888)			(30,346)			(29,749)
Total assets	$4,107,555			$3,668,858			$3,196,560

Liabilities and Shareholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$444,269	$1,631	0.37%	$430,276	$2,088	0.49%	$428,030	$2,170	0.51%
Money markets	465,129	1,779	0.38%	411,369	1,416	0.34%	335,785	1,051	0.31%
Statement savings	322,044	1,376	0.43%	275,567	984	0.36%	252,832	685	0.27%
Certificates of deposit	770,683	9,440	1.22%	691,026	8,465	1.22%	550,772	6,056	1.10%
Brokered certificates of deposit	457,730	4,200	0.92%	404,293	3,241	0.80%	283,365	2,296	0.81%
Total interest - bearing deposits	2,459,855	18,426	0.75%	2,212,531	16,194	0.73%	1,850,784	12,258	0.66%

Other borrowed funds	444,619	7,195	1.62%	394,536	7,877	2.00%	387,394	8,905	2.30%

Total interest-bearing liabilities and interest expense	2,904,474	25,621	0.88%	2,607,067	24,071	0.92%	2,238,178	21,163	0.95%

Noninterest-bearing liabilities:
Demand deposits	715,291			618,988			553,949
Other liabilities	44,829			40,264			33,989
Common shareholders’ equity	442,961			402,539			370,444
Total liabilities and shareholders’ equity
	$4,107,555			$3,668,858			$3,196,560
Net interest income and net interest margin (2)		$131,539	3.33%		$118,349	3.37%		$109,165	3.59%

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the years presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016, 35% for 2015, and 33% for 2014.

Rate and Volume Analysis

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016 Compared to 2015			2015 Compared to 2014
	Average	Average	Increase	Average	Average	Increase
	Volume (3)	Rate	(Decrease)	Volume (3)	Rate	(Decrease)
Interest income:

Loans (1) (2):
Commercial and industrial	$(670)	$(279)	$(949)	$(602)	$(1,239)	$(1,841)
Commercial and industrial - tax exempt	817	(16)	801	1,304	522	1,826
Real estate - commercial	11,884	(1,264)	10,620	5,471	(1,130)	4,341
Real estate - construction	2,176	(787)	1,389	7,059	(1,997)	5,062
Real estate - residential	1,456	(616)	840	2,408	(677)	1,731
Home equity lines	543	137	680	841	(660)	181
Consumer	24	(37)	(13)	(208)	(5)	(213)
Total loans (1) (2)	16,230	(2,862)	13,368	16,273	(5,186)	11,087

Loans held for sale	603	(759)	(156)	2,374	(1,278)	1,096
Investment securities	1,342	77	1,419	677	(767)	(90)
Federal funds sold	2	107	109	2	(3)	(1)

Total interest income (2)	18,177	(3,437)	14,740	19,326	(7,234)	12,092

Interest expense:

Interest - bearing deposits:
Interest checking	68	(525)	(457)	11	(93)	(82)
Money markets	185	178	363	237	128	365
Statement savings	166	226	392	62	237	299
Certificates of deposit	976	(1)	975	1,542	867	2,409
Brokered certificates of deposit	428	531	959	980	(35)	945
Total interest - bearing deposits	1,823	409	2,232	2,832	1,104	3,936

Other borrowed funds	1,000	(1,682)	(682)	164	(1,192)	(1,028)
Total interest expense	2,823	(1,273)	1,550	2,996	(88)	2,908

Net interest income (2)	$15,354	$(2,164)	$13,190	$16,330	$(7,146)	$9,184

(1) Non-accrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on non-accruing loans was not material for the years presented.

(2) Interest income for loans receivable and investment securities available-for-sale is reported on a fully taxable-equivalent basis at a rate of 36% for 2016, 35% for 2015, and 33% for 2014.

2016 Compared to 2015

Net interest income for the year ended December 31, 2016 was $127.9 million, compared to $116.4 million for the year ended December 31, 2015, an increase of $11.5 million, or 9.9%.  The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2016 compared to 2015.  The yield on interest-earning assets decreased 8 basis points to 3.98% for the year ended December 31, 2016 compared to 4.06% for the same period of 2015.  To offset this decrease in yield, during the second quarter of 2016, we executed a balance sheet restructuring which helped to enhance net interest income.  As a result of the restructuring, we incurred $3.6 million of prepayment penalties related to the extinguishment of FHLB advances totaling $95 million.  As part of the restructuring, we sold $50 million in investment securities available-for-sale and recorded gains of $3.6 million.  This restructuring had minimal impact on interest rate risk and no impact to regulatory capital ratios.  This restructuring reduced our FHLB advance funding costs from 2.78% to 2.39%.

Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2016 and 2015 was 3.33% and 3.37%, respectively.  The decrease in our net interest margin was primarily a result of a decrease in the yields on our interest-earning assets partially offset by a decrease in the costs related to our interest-bearing liabilities during 2016.  Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense.  For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.  See information in Table 4 below for a reconciliation of our GAAP net interest income to our tax-equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

 Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
GAAP Financial Measurements:
Interest income:
Loans receivable	$127,428	$114,878	$104,175
Loans held for sale	13,117	13,273	12,177
Federal funds sold	200	91	92
Investment securities available-for-sale	11,881	11,558	11,694
Investment securities held-to-maturity	57	63	145
Other investments	795	602	580
Total interest income	153,478	140,465	128,863
Interest expense:
Deposits	18,426	16,194	12,258
Other borrowed funds	7,195	7,877	8,905
Total interest expense	25,621	24,071	21,163
Net interest income	$127,857	$116,394	$107,700
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - loans	$1,390	$573	$190
Add: Tax benefit on tax-exempt interest income - securities	2,292	1,382	1,276
Total tax benefit on tax-exempt interest income	$3,682	$1,955	$1,466
Tax-equivalent net interest income	$131,539	$118,349	$109,166

Average yields on interest-earning assets decreased to 3.98% in 2016 from 4.06% in 2015.  Average interest-earning assets increased by 12.5% to $3.95 billion at December 31, 2016 compared to $3.51 billion at December 31, 2015 which resulted in an increase in total interest income on a tax equivalent basis of $14.7 million to $157.2 million for the year ended December 31, 2016 compared to $142.4 million 2015.  The increase in our earning assets was primarily driven by an increase in average loans receivable of $386.5 million, which contributed to an additional $16.2 million in interest income on a tax equivalent basis for 2016.  This increase in interest income was offset by a decrease in yields earned on the loan portfolio which decreased interest income $2.9 million on a tax equivalent basis.  The increase in loans receivable during 2016 was attributable to organic growth.  Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2016 and 2015.  Additional interest income of approximately $10,000 for 2016 and $201,000 for 2015 would have been realized had all nonperforming loans performed as originally expected.  Nonperforming loans exclude those loans that are both past due 90 days or more and still accruing interest due to an assessment of collectibility.

As a result of the increase in loan origination activity that occurred at George Mason during 2016, average balances for loans held for sale increased $16.5 million to $360.1 million.  Interest income for loans held for sale was flat for the year ended December 31, 2016 compared to the same period of 2015, realizing $13.1 million and $13.3 million, respectively.  The increase in our loans held for sale portfolio during 2016 contributed to the increase in other borrowed funds as we use wholesale funding in the form of brokered certificates of deposits and FHLB advances to help fund this loan portfolio.

Total average interest-bearing deposits increased $247.3 million to $2.46 billion at December 31, 2016 compared to $2.21 billion at December 31, 2015.  Average non-interest-bearing deposits increased $96.3 million to $715.3 million at December 31, 2016 compared to $619.0 million at December 31, 2015.  The largest increase in average interest-bearing deposit balances was in our certificates of deposit, which increased $79.7 million compared to 2015.  Average brokered certificates of deposit increased $53.4 million during 2016.  This change in the mix of our interest-bearing liabilities increased our cost of interest-bearing deposits to 0.75% in 2016 from 0.73% in 2015.  The cost of other borrowed funds, which generally are shorter term fundings used to help fund our balance sheet growth and support our loans held for sale portfolio, decreased 38 basis points to 1.62% in 2016 from 2.00% in 2015, a result of the aforementioned FHLB advance restructuring we completed during the second quarter of 2016.  The cost of interest-bearing liabilities decreased 4 basis points to 0.88% in 2016 from 0.92% in 2015 as a result of the aforementioned changes in funding sources.

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

As a result of the significant increase in loan origination activity that occurred at George Mason during 2015, average balances for loans held for sale increased $56.2 million to $344.5 million and resulted in an increase in interest income from loans held for sale of $1.1 million to $13.3 million for the year ended December 31, 2015 from $12.2 million for the year ended December 31, 2014.  The increase in outstanding balances in the loans held for sale portfolio during 2015 contributed to the increase in other borrowed funds as we use wholesale funding in the form of brokered certificates of deposits and FHLB advances to help fund this loan portfolio.

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

At December 31, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by less than 0.9% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 4.2% in a down 100 basis point scenario and would increase by less than 1.6% in an up 200 basis point scenario.

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

We recorded a recovery of provision of $264,000 for the year ended December 31, 2016 compared to a $1.4 million provision for the year ended December 31, 2015.  The allowance for loan losses at December 31, 2016 was $31.8 million compared to $31.7 million at December 31, 2015. Our allowance for loan loss ratio as a percent of total loans at December 31, 2016 was 0.97% compared to 1.04% at December 31, 2015.  The decrease in the allowance for loan loss ratio is a result of improved credit quality during 2016.

During 2016 the credit quality in our loan portfolio remained strong, as we have experienced decreases in our nonperforming assets as compared to historical periods and net recoveries as we work out our problem credits.

Annualized net loan recoveries were 0.01% of average loans receivable for the year ended December 31, 2016, compared to annualized net loan recoveries of 0.07% of average loans receivable for the year ended December 31, 2015.  There were no nonperforming loans (less interest and credit marks assigned to PCI loans) at December 31, 2016 compared to $451,000 at December 31, 2015.

The decrease in nonperforming loans at December 31, 2016 was a result of the one nonperforming loan paying off in total.  For the year ended December 31, 2016, we recorded charge-offs of $602,000 related to commercial, residential and consumer loans.  Recoveries from previously charged-off loans totaled $910,000 for the year ended December 31, 2016, most of which were related to commercial loans.

A sluggish job market and declining home values could adversely affect our home equity lines of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which could impact our charge-offs and provision for loan losses.  Deterioration in commercial and residential real estate values, employment data and household incomes may also result in higher credit losses in our commercial loan portfolio.  Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer.  At December 31, 2016, our commercial real estate portfolio (including construction lending) portfolio was 69.4% of our total loan portfolio.  A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level or our credit exposure to individual entities and industries, may not function as we have anticipated.

The provision for loan losses was $1.9 million for 2014.  We recorded net charge-offs for the year ended December 31, 2014 totaling $1.5 million. During 2014, our level of nonperforming assets increased as we acquired several impaired loans that were held within the UFBC loan portfolio.  These impaired loans had been on nonaccrual status prior to the acquisition date or had demonstrated that there was with limited possibility for improvement and therefore we placed such loans on nonaccrual.

See “Critical Accounting Policies” above for more information on our allowance for loan losses methodology.

The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio.

Allowance for Loan Losses
Years Ended December 31, 2016, 2015, 2014, 2013, and 2012
(In thousands)

	2016	2015	2014	2013	2012
Beginning balance, January 1	$31,723	$28,275	$27,864	$27,400	$26,159

Provision for loan losses	(264)	1,388	1,938	(32)	7,123

Loans charged off:
Commercial and industrial	(227)	(144)	(2,050)	(42)	(6,153)
Residential	(366)	(28)	(120)	(185)	(751)
Consumer	(9)	(119)	(8)	(4)	(15)
Total loans charged off	(602)	(291)	(2,178)	(231)	(6,919)

Recoveries:
Commercial and industrial	708	2,309	397	621	756
Residential	202	42	165	104	277
Consumer	—	—	89	2	4
Total recoveries	910	2,351	651	727	1,037

Net (charge offs) recoveries	308	2,060	(1,527)	496	(5,882)

Ending balance, December 31,	$31,767	$31,723	$28,275	$27,864	$27,400

Loans:	2016	2015	2014	2013	2012
Balance at year end	$3,281,159	$3,056,310	$2,581,114	$2,040,168	$1,803,429
Allowance for loan losses to loans receivable, net of fees	0.97%	1.04%	1.10%	1.37%	1.52%
Net charge-offs (recoveries) to average loans receivable	(-0.01)%	(-0.07)%	0.06%	(-0.03)%	0.35%

Allocation of the Allowance for Loan Losses

At December 31, 2016, 2015, 2014, 2013, and 2012

(In thousands)

	2016		2015		2014
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$1,713	11.38%	$1,623	12.40%	$2,061	13.69%
Real estate - commercial	21,114	51.43%	20,356	49.02%	17,820	48.65%
Real estate - construction	7,313	17.94%	7,877	18.74%	6,105	16.82%
Real estate - residential	1,339	14.17%	1,462	14.56%	1,954	15.58%
Home equity lines	242	4.90%	377	5.12%	301	5.06%
Consumer	46	0.18%	28	0.16%	34	0.20%

Total allowance for loan losses	$31,767	100.01%	$31,723	100.00%	$28,275	100.00%

	2013		2012
	Allocation	% of Total*	Allocation	% of Total*
Commercial and industrial	$3,329	10.72%	$525	12.35%
Real estate - commercial	16,076	51.30%	17,990	45.80%
Real estate - construction	5,336	17.77%	7,675	20.69%
Real estate - residential	2,421	14.65%	857	14.42%
Home equity lines	609	5.36%	266	6.51%
Consumer	93	0.20%	87	0.23%

Total allowance for loan losses	$27,864	100.00%	$27,400	100.00%

* Percentage of loan type to the total loan portfolio.

Non-Interest Income

The following table provides detail for non-interest income for the years ended December 31, 2016, 2015, and 2014.

Non-Interest Income

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Insufficient funds fee income	$375	$415	$431
Service charges on deposit accounts	654	702	669
Other fee income on deposit accounts	315	274	248
ATM transaction fees	971	903	822
Credit card fees	120	174	79
Loan service charges	2,338	1,422	1,916
Investment fee income	357	489	716
Realized and unrealized gains on mortgage banking activities	51,269	43,456	32,051
Net realized gains on investment securities available-for-sale	4,594	1,151	1,213
Net realized gains on investment securities - trading	329	240	478
Management fee income	—	—	21
Bank-owned life insurance income	410	433	483
Gain on sale of real estate	40	—	—
Litigation settlement	—	2,950	—
Other income (loss)	582	83	51
Total non-interest income	$62,354	$52,692	$39,178

Non-interest income includes service charges on deposits and loans, realized and unrealized gains on mortgage banking activities, investment fee income, and gains on sales of investment securities available-for-sale, and continues to be an important factor in our operating results.  Non-interest income for the years ended December 31, 2016 and 2015 was $62.4 million and $52.7 million, respectively.

The increase in non-interest income for the year ended December 31, 2016, compared to the same period of 2015, is primarily the result of an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking segment.  Realized and unrealized gains on mortgage banking activities, which are reported net of commissions and incentive expense and typically the largest portion of our non-interest income, increased $7.8 million to $51.3 million for the year ended December 31, 2016, compared to $43.5 million for 2015.  For the year ended December 31, 2016, gains on sales of mortgage loans totaled $51.3 million, which was comprised of $55.0 million in realized gains and a $3.7 million decrease in the fair value of rate lock commitments.  For the year ended December 31, 2015, gains on sales of mortgage loans totaled $43.5 million, which was comprised of $39.7 million in realized gains and a $3.8 million increase in the fair value of rate lock commitments.  In addition to the increase in origination activity, the increase in realized and unrealized gains on mortgage banking activities was impacted by an increase in gain on sale margins during 2016 as compared to 2015.   For the year ended December 31, 2016, we closed $4.1 billion in mortgage originations compared to $3.6 billion in 2015.  Refinance activity represented approximately 32% of the originations during 2016, compared to 31% experienced during 2015.

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

Investment fee income decreased $132,000 to $357,000 for the year ended December 31, 2016, compared to $489,000 for 2015.  Investment fee income includes net commissions earned at CWS.

Service charges on deposit accounts increased $21,000 to $2.3 million for each of the years ended December 31, 2016 and 2015.  Service charges on deposit accounts include insufficient funds fee income, service charges on deposit accounts, other fee income on deposit accounts and ATM transaction fees as shown in the table above.  Loan fees totaled $2.5 million for the year ended December 31, 2016, an increase of $862,000, compared to $1.6 million for the year ended December 31, 2015.  The increase in loan fee income is a result of an increase in prepayment penalties during 2016 as compared to the same period of 2015.

For the year ended December 31, 2016, income from bank-owned life insurance was $410,000, a decrease of $23,000 when compared to the same period of 2015.  The decrease is a result of the decrease in the earnings of the underlying investment assets of our bank-owned life insurance.

We recorded trading gains of $329,000 for the year ended December 31, 2016, compared to trading gains of $240,000 for the year ended December 31, 2015.  We have purchased investments to economically hedge against fair value changes of our nonqualified deferred compensation plan liability.  These investments are designated as trading securities, and as such, the changes in fair value are reflected in earnings.  These trading gains were primarily the result of increased stock prices and were mostly offset by a compensation expense associated with this benefit plan.

For the years ended December 31, 2016 and 2015, we recorded gains on the sales of investment securities available-for-sale of $4.6 million and $1.2 million, respectively.  For 2016, gains of $3.6 million were realized as a result of the sale of $50.0 million of investment securities available-for-sale related to the aforementioned balance sheet restructuring that occurred during the second quarter of 2016.

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

Investment fee income decreased $227,000 to $489,000 for the year ended December 31, 2015, compared to $716,000 for 2014.  Investment fee income includes net commissions earned at CWS.

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

Non-Interest Expense

The following table reflects the components of non-interest expense for the years ended December 31, 2016, 2015 and 2014.

Non-Interest Expense

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Salary and benefits	$65,446	$51,844	$45,963
Occupancy	10,206	9,823	10,303
Professional fees	2,804	4,611	3,122
Depreciation	3,150	3,403	3,727
Data processing and communications	5,899	5,609	6,449
Advertising and marketing	3,369	4,158	5,064
FDIC insurance assessments	2,064	2,064	1,519
Mortgage loan repurchases and settlements	100	397	83
Bank franchise taxes	3,339	3,317	3,177
Amortization of intangibles	595	736	775
Loss on extinguishment of debt	3,638	—	—
Merger and acquisition expense	4,093	472	5,781
Premises and equipment	3,154	3,047	3,217
Stationary and supplies	1,347	1,350	1,429
Loan expenses	549	633	548
Other taxes	545	504	619
Travel and entertainment	503	562	547
Miscellaneous	4,369	3,768	3,905
Total non-interest expense	$115,170	$96,298	$96,228

Non-interest expense includes, among other things, salaries and benefits, occupancy costs, professional fees, depreciation, data processing, telecommunications and miscellaneous expenses.  Non-interest expense was $115.2 million and $96.3 million for the years ended December 31, 2016 and 2015, respectively.

Salaries and benefits expense increased $13.6 million to $65.4 million for the year ended December 31, 2016 compared to $51.8 million for 2015.  The increase in salaries and benefits expense is primarily related to increases in our business development personnel in our commercial banking and mortgage banking segments.  We added commercial lenders at the Bank and increased back office staffing levels due to our increased regulatory environment.  In addition, the variable component of our compensation expense increased during 2016 as a result of our 2016 performance and as a result of our pending merger with United.

Occupancy expense increased $383,000 to $10.2 million for the year ended December 31, 2016 compared to $9.8 million for 2015. The increase in occupancy expense during 2016 as compared to 2015 is primarily attributable to the opening of additional office locations at our mortgage banking subsidiary in 2016.

Professional fees decreased $1.8 million to $2.8 million for 2016 compared to $4.6 million for 2015.  The decrease in professional fees during 2016 as compared to 2015 is primarily attributable to a decrease in legal fees as a result of litigation which was settled during the second quarter of 2015 and a decrease in external audit and accounting fees for the 2016 audit engagement.

Advertising and marketing expense decreased $789,000 to $3.4 million for the year ended December 31, 2016 as compared to $4.2 million for the same period of 2015.  The decrease in marketing and advertising expense was a result of our focusing marketing efforts towards strategic objectives of the Company during 2016.

Mortgage loan repurchases and settlements for 2016 was $100,000 compared to $397,000 for the year ended December 31, 2015.  The decrease is primarily attributable to one settlement related to the previous financial crisis.  Over the last few years, we have taken steps to limit our exposure to loan repurchases through agreements entered into with various investors.  Given the steps that have been taken to limit our exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, our current expectation is that future putback claims will be limited in number.   We evaluate the individual merits of each claim, and recognize an expense when settlement is deemed probable and the amount of such a settlement is estimable.

Noninterest expense for the year ended December 31, 2016 includes $4.1 million in merger and acquisition expenses related to the aforementioned merger with United.  Additionally, during 2016, we recorded a loss on debt extinguishment of $3.6 million related to the balance sheet restructuring we completed during the second quarter of 2016.

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

Professional fees increased $1.5 million to $4.6 million for 2015 compared to $3.1 million for 2014.  The increase in professional fees during 2015 as compared to 2014 is primarily attributable to an increase in legal fees as a result of litigation which was settled during the second quarter of 2015 and an increase in external audit and accounting fees from prior year’s engagement.

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

Income Taxes

We recorded a provision for income tax expense of $24.8 million for the year ended December 31, 2016, compared to $24.1 million for the year ended December 31, 2015. Our effective tax rate for December 31, 2016 was 33.0%, compared to 33.7% for 2015.  Our effective tax rate is less than the statutory rate because of income we receive on tax-exempt investments and tax credits we have related to low income housing investments.  In addition, we early adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.  As a result of early adoption, we decreased our provision expense by $1.6 million as a result of recording an income tax benefit related to exercises by employees of their non-qualified stock options during 2016.

We recorded a provision for income tax expense of $16.0 million for the year ended December 31, 2014. Our effective tax rate for December 31, 2014 was 32.9%.

Statements of Condition

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $3.28 billion at December 31, 2016, an increase of $224.8 million, or 7.4%, compared to $3.06 billion at December 31, 2015.  Loans held for sale decreased $86.0 million to $297.8 million at December 31, 2016 compared to $383.8 million at December 31, 2015.  The decrease in our inventory of loans held for sale during 2016 compared to 2015 is primarily due to the expected seasonal decrease in loan origination and sales volume during the fourth quarter of 2016.

At December 31, 2016, we had no loans accounted for on a nonaccrual basis (less interest and credit marks for PCI loans).  Nonaccrual loans at December 31, 2015 totaled $451,000.  We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2016 and December 31, 2015.  During 2016, our level of nonperforming loans decreased as a result of one nonperforming loan paying off in total.  Loans that are classified as

“troubled debt restructurings” at December 31, 2016 totaled $352,000 compared to $365,000 at December 31, 2015.

Interest income on nonaccrual loans, if recognized, is recorded when cash is received.  When a loan is placed on nonaccrual, unpaid interest is reversed against interest income if it was accrued in the current year and is charged to the allowance for loan losses if it was accrued in prior years.  While on nonaccrual, the collection of interest is recorded as interest income only after all past-due principal has been collected.  When all past contractual obligations are collected and, in our opinion, the borrower has demonstrated the ability to remain current, the loan is returned to an accruing status.  Gross interest income that would have been recorded if our nonaccrual loans had been current with their original terms and had been outstanding throughout the period or since origination if held for part of the period for the years ended December 31, 2016 and 2015 was $10,000 and $201,000, respectively.  The interest income realized prior to loans being placed on nonaccrual status for the year ended December 31, 2016 and 2015 was $0,000 and $6,000, respectively.

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

At December 31, 2015, we had loans accounted for on a nonaccrual basis (less interest and credit marks for PCI loans) totaling $451,000.  Nonaccrual loans at December 31, 2014 totaled $3.4 million.  We had no accruing loans contractually past due 90 days or more as to principal or interest payments at December 31, 2015 and December 31, 2014.  During 2015, our level of nonperforming loans decreased as a result of three nonperforming loans paying off in total and selling three nonperforming loan relationships.  Loans that are classified as “troubled debt restructurings” at December 31, 2015 totaled $365,000 compared to $289,000 at December 31, 2014.

The ratio of nonperforming loans to total loans was 0.00%, 0.02%, and 0.17% at December 31, 2016, 2015 and 2014, respectively.

The following tables present the composition of our loans receivable portfolio at the end of each of the five years ended December 31, 2016 and additional information on nonperforming loans receivable.

Loans Receivable

At December 31, 2016, 2015, 2014, 2013, and 2012

(In thousands)

	2016		2015		2014

Commercial and industrial	$373,979	11.38%	$379,687	12.40%	$353,921	13.69%
Real estate - commercial	1,689,241	51.43%	1,500,305	49.02%	1,257,854	48.65%
Real estate - construction	589,426	17.94%	573,601	18.74%	434,908	16.82%
Real estate - residential	465,566	14.17%	445,766	14.56%	402,678	15.58%
Home equity lines	160,958	4.90%	156,631	5.12%	130,885	5.06%
Consumer	5,838	0.18%	4,846	0.16%	5,083	0.20%

Gross loans	3,285,008	100.00%	3,060,836	100.00%	2,585,329	100.00%

Net deferred (fees) costs	(3,849)		(4,526)		(4,215)
Less: allowance for loan losses	(31,767)		(31,723)		(28,275)

Loans receivable, net	$3,249,392		$3,024,587		$2,552,839

	2013		2012

Commercial and industrial	$219,156	10.72%	$222,961	12.35%
Real estate - commercial	1,048,579	51.30%	827,243	45.80%
Real estate - construction	363,063	17.77%	373,717	20.69%
Real estate - residential	299,484	14.65%	260,352	14.42%
Home equity lines	109,481	5.36%	117,647	6.51%
Consumer	4,159	0.20%	4,204	0.23%

Gross loans	2,043,922	100.00%	1,806,124	100.00%

Net deferred (fees) costs	(3,754)		(2,695)
Less: allowance for loan losses	(27,864)		(27,400)

Loans receivable, net	$2,012,304		$1,776,029

Nonperforming Loans

At December 31, 2016, 2015, 2014, 2013, and 2012

(In thousands)

	2016	2015	2014	2013	2012
Nonaccruing loans	$—	$451	$3,361	$2,314	$7,626

Loans contractually past-due 90 days or more	—	—	—	—	—

Total nonperforming loans	$—	$451	$3,361	$2,314	$7,626

The following table presents information on loan maturities and interest rate sensitivity.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2016

(Dollars in thousands)

		Between
	One Year	One and	After
	or Less	Five Years	Five Years	Total
Commercial and industrial	$177,051	$116,256	$80,672	$373,979
Real estate - commercial	551,745	723,444	414,052	1,689,241
Real estate - construction	407,618	80,878	100,930	589,426
Real estate - residential	140,994	244,692	79,880	465,566
Home equity lines	158,851	1,188	919	160,958
Consumer	2,707	2,156	975	5,838
Total loans receivable	$1,438,966	$1,168,614	$677,428	$3,285,008

Fixed - rate loans		$628,977	$615,215	$1,244,192
Floating - rate loans		539,637	62,213	601,850
		$1,168,614	$677,428	$1,846,042

* Payments due by period are based on the repricing characteristics and not contractual maturities.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity.  The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and trading securities.  Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management.  Investment securities held-to-maturity are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost.  Investment securities-trading are securities we purchase to economically hedge against fair value changes of our nonqualified deferred compensation plan liability.  These securities include cash equivalents, equities and mutual funds.  Investment securities were $400.1 million at December 31, 2016, a decrease of $23.7 million or 5.6%, from $423.8 million at December 31, 2015.  We purchased $107.6 million in investment securities during 2016 as a result of an excess cash position we had at the Bank and to help enhance our net interest margin by investing in higher yielding earning assets.

Of the $400.1 million in the investment portfolio at December 31, 2016, $3.5 million were classified as held-to-maturity, $388.2 million were classified as available-for-sale, and $8.4 million were classified as trading securities.  At December 31, 2016, the yield on the available-for-sale investment portfolio was 3.03% and the yield on the held-to-maturity portfolio was 1.71%.

We complete reviews for other-than-temporary impairment at least quarterly.  As of December 31, 2016, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At December 31, 2016, 99% of our mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

We have $769,000 in non-government non-agency mortgage-backed securities in our available-for-sale portfolio.  The various protective elements on the non agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At December 31, 2016, certain of our investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2016 and 2015.

We hold $13.2 million in FHLB stock at December 31, 2016 which is included in other investments on the statement of condition.

Investment securities were $423.8 million at December 31, 2015, an increase of $75.6 million or 21.7%, from $348.2 million at December 31, 2014.  We purchased $144.0 million in investment securities during 2015 as a result of an excess cash position we had at the Bank and to help enhance our net interest margin by investing in higher yielding earning assets.

Of the $423.8 million in the investment portfolio at December 31, 2015, $3.8 million were classified as held-to-maturity, $414.1 million were classified as available-for-sale, and $5.9 million were classified as trading securities.  At December 31, 2015, the yield on the available-

for-sale investment portfolio was 3.20% and the yield on the held-to-maturity portfolio was 1.19%.

The following table reflects the composition of the investment portfolio at December 31, 2016, 2015, and 2014.

Investment Securities

At December 31, 2016, 2015, and 2014

(In thousands)

	Amortized	Fair	Average
Available-for-sale at December 31, 2016	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$10,035	$10,170	4.27%
One to five years	15,147	15,468	2.12%
Five to ten years	14,948	14,719	2.88%
After ten years	10,000	9,251	2.73%
Total U.S. government-sponsored agencies	50,130	49,608	2.90%

Mortgage-backed securities (1)
One to five years	5,866	5,924	2.52%
Five to ten years	61,290	60,842	2.80%
After ten years	109,638	109,504	2.96%
Total mortgage-backed securities	176,794	176,270	2.89%

Tax exempt municipal securities (2)
Within one year	5,956	6,042	3.62%
One to five years	34,759	36,457	3.33%
Five to ten years	14,761	15,053	3.29%
After ten years	65,523	65,807	2.94%
Taxable municipal securities
One to five years	3,228	3,424	4.96%
Five to ten years	3,170	3,230	3.77%
After ten years	32,259	32,300	3.32%
Total municipal securities	159,656	162,313	3.22%
Total investment securities available-for-sale	$386,580	$388,191	3.03%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2016	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$1	$1	8.16%
Total mortgage-backed securities	1	1	8.16%

Pooled trust preferred securities
After ten years	3,542	2,972	1.71%
Total pooled trust preferred securities	3,542	2,972	1.71%
Total investment securities held-to-maturity	3,543	2,973	1.71%

Total investment securities	$390,123	$391,595	3.02%

	Amortized	Fair	Average
Available-for-sale at December 31, 2015	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$5,538	$5,643	3.62%
One to five years	35,244	36,887	3.23%
Five to ten years	4,957	5,453	4.06%
After ten years	24,878	24,922	2.71%
Total U.S. government-sponsored agencies	70,617	72,905	3.14%

Mortgage-backed securities (1)
One to five years	2,029	2,065	2.66%
Five to ten years	46,626	48,086	3.26%
After ten years	110,304	112,573	3.02%
Total mortgage-backed securities	158,959	162,724	3.09%

Tax exempt municipal securities (2)
Within one year	3,687	3,739	4.25%
One to five years	14,021	14,727	3.13%
Five to ten years	30,896	32,448	3.53%
After ten years	84,717	88,085	3.17%
Taxable municipal securities
One to five years	3,245	3,506	4.96%
Five to ten years	2,242	2,342	4.07%
After ten years	33,748	33,601	3.30%
Total municipal securities	172,556	178,448	3.33%
Total investment securities available-for-sale	$402,132	$414,077	3.20%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2015	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$3	$3	8.13%
Total mortgage-backed securities	3	3	8.13%

Pooled trust preferred securities
After ten years	3,833	3,308	1.18%
Total pooled trust preferred securities	3,833	3,308	1.18%
Total investment securities held-to-maturity	3,836	3,311	1.19%

Total investment securities	$405,968	$417,388	3.18%

	Amortized	Fair	Average
Available-for-sale at December 31, 2014	Cost	Value	Yield
U.S. government-sponsored agencies
Within one year	$499	$500	0.42%
One to five years	25,922	26,954	3.02%
Five to ten years	19,996	21,905	3.82%
After ten years	24,618	24,794	3.21%
Total U.S. government-sponsored agencies	71,035	74,153	3.29%

Mortgage-backed securities (1)
One to five years	4,761	4,857	2.79%
Five to ten years	32,846	34,595	3.39%
After ten years	81,201	86,029	3.59%
Total mortgage-backed securities	118,808	125,481	3.50%

Tax exempt municipal securities (2)
Within one year	4,178	4,270	4.19%
One to five years	9,123	9,601	3.15%
Five to ten years	32,080	33,834	3.57%
After ten years	79,770	83,639	3.38%
Taxable municipal securities
Five to ten years	4,258	4,712	4.99%
After ten years	996	1,066	5.33%
Total municipal securities	130,405	137,122	3.50%

Pooled trust preferred & corporate securities
Within one year	502	502	0.35%
After ten years	1,821	1,873	1.48%
Total pooled trust preferred & corporate securities	2,323	2,375	1.24%
Total investment securities available-for-sale	$322,571	$339,131	3.44%

	Amortized	Fair	Average
Held-to-maturity at December 31, 2014	Cost	Value	Yield
Mortgage-backed securities (1)
One to five years	$19	$19	8.10%
Total mortgage-backed securities	19	19	8.10%

Pooled trust preferred securities
After ten years	4,005	3,315	1.09%
Total pooled trust preferred securities	4,005	3,315	1.09%
Total investment securities held-to-maturity	4,024	3,334	1.13%

Total investment securities	$326,595	$342,465	3.41%

(1) Based on contractual maturities.

(2) Yields for our tax-exempt municipal securities are not reported on a tax-equivalent basis.

Deposits and Other Borrowed Funds

Total deposits were $3.28 billion at December 31, 2016, an increase of $249.9 million, or 8.2%, from $3.03 billion at December 31, 2015.  The increase in total deposits during 2016 as compared to 2015 was primarily due to our deposit gathering efforts and in increase in wholesale deposit fundings during 2016.  We have had success in attracting deposit balances from customers seeking to deposit their money with smaller, local banks and depositors are increasing balances held with financial institutions as a result of the increased protection of their money by the FDIC.

We use short term brokered CDs to assist us in funding our loans held for sale portfolio.  Brokered certificates of deposit increased to $544.0 million at December 31, 2016, of which $114.0 million were placed in the CDARS program.  We are a member of the Certificates of Deposit Account Registry Service (“CDARS”).  CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit.  When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  Brokered certificates of deposit at December 31, 2015 were $407.0 million, of which $67.0 million were in the CDARS program.

Other borrowed funds, which primarily include federal funds purchased, customer repurchase agreements, FHLB advances and our payable to Cardinal Statutory Trust I, were $426.7 million at December 31, 2016, a decrease of $111.3 million, from $538.0 million at December 31, 2015. The primary reason for the decrease in other borrowed funds at December 31, 2016 was due to a decrease in advances from the Federal Home Loan Bank of Atlanta of $130.0 million to $225.0 million at December 31, 2016 compared to $355.0 million at December 31, 2014.  These advances were primarily used to assist in funding loans receivable originations at the Bank during 2015 and to a lesser degree in 2016.

Other borrowed funds at each of December 31, 2016 and 2015, included $20.6 million payable to Cardinal Statutory Trust I, the issuer of our trust preferred securities.  This debt had an interest rate of 3.36% and 2.91% at December 31, 2016 and 2015, respectively.  Cardinal Statutory Trust I is an unconsolidated entity as we are not the primary beneficiary of the trust.

In connection with the UFBC acquisition, we acquired all of the voting and common shares of UFBC Capital Trust I (the “UFBC Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures.  These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly.  At December 31, 2016 and 2015, the interest rate on trust preferred securities was 3.06% and 2.61%, respectively. The UFBC Trust is an unconsolidated subsidiary since we are not the primary beneficiary of this entity.

At December 31, 2016, other borrowed funds also included $122.2 million in customer repurchase agreements compared to $113.6 million at December 31, 2015. Federal funds purchased at December 31, 2016 was $55.0 million compared to $45.0 million at December 31, 2015.

The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2016.

Short-Term Borrowings and Other Borrowed Funds

At December 31, 2016

(In thousands)

		Amount
	Interest Rate	Outstanding
Other short-term borrowed funds:
Customer repurchase agreements	0.18%	$122,241
Federal Funds Purchased	0.63%	55,000
Total other short-term borrowed funds and weighted average rate	0.32%	$177,241

Other borrowed funds:
Trust preferred	3.41%	$24,430
FHLB advances - long term	2.03%	225,000
Other borrowed funds and weighted average rate	2.17%	$249,430

Total other borrowed funds and weighted average rate	1.40%	$426,671

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

Certificates of Deposit that Meet or Exceed FDIC Insurance Limit

At December 31, 2016, 2015, and 2014

(In thousands)

	2016
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$48,178	$6,379	$54,557
Over three months through six months	28,870	18,721	47,591
Over six months through twelve months	109,268	5,563	114,831
Over twelve months	60,572	5,423	65,995
	$246,888	$36,086	$282,974

	2015
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$46,018	$6,338	$52,356
Over three months through six months	16,327	50,141	66,468
Over six months through twelve months	31,001	4,343	35,344
Over twelve months	134,025	11,485	145,510
	$227,371	$72,307	$299,678

	2014
	Fixed Term	No-Penalty*	Total
Maturities:
Three months or less	$26,101	$7,630	$33,731
Over three months through six months	17,744	817	18,561
Over six months through twelve months	26,923	11,398	38,321
Over twelve months	58,744	22,183	80,927
	$129,512	$42,028	$171,540

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

Information about the reportable segments, and reconciliation of this information to the consolidated financial statements at December 31, 2016, 2015 and 2014 follows.

Segment Reporting

December 31, 2016, 2015, and 2014

(In thousands)

At and for the Year Ended December 31, 2016:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$127,726	$964	$—	$(833)	$—	$127,857
Provision for loan losses	(264)	—	—	—	—	(264)
Non-interest income	10,196	51,369	438	351	—	62,354
Non-interest expense	66,710	40,850	343	7,267	—	115,170
Provision (benefit) for income taxes	23,192	4,137	33	(2,548)	—	24,814
Net income (loss)	$48,284	$7,346	$62	$(5,201)	$—	$50,491

Total Assets	$4,128,792	$349,953	$2,540	$447,671	$(718,442)	$4,210,514

At and for the Year Ended December 31, 2015:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$114,674	$2,454	$—	$(734)	$—	$116,394
Provision for loan losses	1,388	—	—	—	—	1,388
Non-interest income	5,293	43,700	489	3,210	—	52,692
Non-interest expense	59,956	31,806	432	4,104	—	96,298
Provision (benefit) for income taxes	19,448	5,168	20	(570)	—	24,066
Net income (loss)	$39,175	$9,180	$37	$(1,058)	$—	$47,334

Total Assets	$3,970,432	$427,047	$2,465	$406,981	$(777,004)	$4,029,921

At and for the Year Ended December 31, 2014:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029
Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

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

Beginning January 1, 2016, a capital conservation buffer requirement was phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we consider our new minimum capital ratios to be as follows: 5.125% for CET1; 6.625% for Tier 1 capital; and 8.625% for Total capital.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Shareholders’ equity at December 31, 2016 was $452.2 million, an increase of $39.0 million, compared to $413.1 million at December 31, 2015.  The increase in shareholders’ equity was attributable to the recognition of net income of $50.5 million less dividends paid to shareholders of $15.6 million for the year ended December 31, 2016.  Accumulated other comprehensive income decreased $6.4 million during 2016.  Total shareholders’ equity to total assets for each of December 31, 2016 and 2015 was 10.7% and 10.3%, respectively.  Book value per share at December 31, 2016 and 2015 was $13.74 and $12.76, respectively.  Total risk-based capital to risk-weighted assets was 12.31% at December 31, 2016 compared to 11.37% at December 31, 2015.  Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2016.

Shareholders’ equity at December 31, 2015 was $413.1 million, an increase of $35.8 million, compared to $377.3 million at December 31, 2014.  The increase in shareholders’ equity was attributable to the recognition of net income of $47.3 million less dividends paid to shareholders of $14.2 million for the year ended December 31, 2015.  Accumulated other comprehensive income decreased $3.1 million during 2015.  Total shareholders’ equity to total assets for each of December 31, 2015 and 2014 was 10.3% and 11.1%, respectively.  Book value per share at December 31, 2015 and 2014 was $12.76 and $11.76, respectively.  Total risk-based capital to risk-weighted assets was 11.37% at December 31, 2015 compared to 11.78% at December 31, 2014 (which was calculated under the previous regulatory capital rules).  Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2015.

As noted above, regulatory capital levels for the bank and bank holding company meet those established for “well-capitalized” institutions. While we are currently considered “well-capitalized,” we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and our capital position at December 31, 2016, 2015, and 2014 for the Company and for the Bank.

Capital Components

At December 31, 2016, 2015, and 2014

(In thousands)

Cardinal Financial Corporation (Consolidated):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At December 31, 2016
Total risk-based capital	$474,028	12.31%	$332,064	>	8.625%	N/A	>	N/A
Tier I risk-based capital	441,886	11.48%	255,064	>	6.625%	N/A	>	N/A
Common equity tier I capital	416,886	10.83%	197,313	>	5.125%	N/A	>	N/A
Leverage capital ratio	441,886	10.77%	165,558	>	4.000%	N/A	>	N/A

At December 31, 2015
Total risk-based capital	$428,554	11.37%	$301,450	>	8.00%	N/A	>	N/A
Tier I risk-based capital	396,382	10.52%	226,087	>	6.00%	N/A	>	N/A
Common equity tier I capital	371,382	9.86%	169,565	>	4.50%	N/A	>	N/A
Leverage capital ratio	396,382	10.18%	156,757	>	4.00%	N/A	>	N/A

At December 31, 2014
Total risk-based capital	$383,704	11.78%	$260,653	>	8.00%	N/A	>	N/A
Tier I risk-based capital	354,843	10.89%	130,326	>	4.00%	N/A	>	N/A
Leverage capital ratio	354,843	10.81%	131,273	>	4.00%	N/A	>	N/A

Cardinal Bank:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At December 31, 2016
Total risk-based capital	$469,123	12.28%	$329,573	>	8.625%	$382,114	>	10.00%
Tier I risk-based capital	436,981	11.44%	253,150	>	6.625%	305,691	>	8.00%
Common equity tier I capital	436,981	11.44%	195,833	>	5.125%	248,374	>	6.50%
Leverage capital ratio	436,981	10.71%	163,647	>	4.000%	204,559	>	5.00%

At December 31, 2015
Total risk-based capital	$424,302	11.32%	$299,886	>	8.00%	$374,857	>	10.00%
Tier I risk-based capital	392,130	10.46%	224,914	>	6.00%	299,886	>	8.00%
Common equity tier I capital	392,130	10.46%	168,686	>	4.50%	243,657	>	6.50%
Leverage capital ratio	392,130	10.13%	154,862	>	4.00%	193,578	>	5.00%

At December 31, 2014
Total risk-based capital	$379,979	11.73%	$259,221	>	8.00%	$324,026	>	10.00%
Tier I risk-based capital	351,118	10.84%	129,610	>	4.00%	194,416	>	6.00%
Leverage capital ratio	351,118	10.75%	130,613	>	4.00%	163,266	>	5.00%

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

In addition to deposits, we have access to the different wholesale funding markets.  These markets include the brokered CD market, the repurchase agreement market and the federal funds market.  We are a member of the Certificates of Deposit Account Registry Services (“CDARS”).  CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank.  When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.  We also maintain secured lines of credit with the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta for which we can borrow up to the allowable amount for the collateral pledged.  Having diverse funding alternatives reduces our reliance on any one source for funding.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $486.0 million at December 31, 2016, or 11.5% of total assets.  We held investments that are classified as held-to-maturity in the amount of $3.5 million at December 31, 2016.  To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged roughly half of its investment securities and a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta with additional investment securities and certain loans in its commercial & industrial loan portfolios pledged to the Federal Reserve Bank of Richmond.  Additional borrowing capacity at the Federal Home Loan Bank of Atlanta at December 31, 2016 was approximately $780.2 million.  Borrowing capacity with the Federal Reserve Bank of Richmond was approximately $192.8 million at December 31, 2016.  These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us.  In addition, we have unsecured federal funds purchased lines of $315 million available to us.  We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Contractual Obligations

We have entered into a number of long-term contractual obligations to support our ongoing activities.  These contractual obligations will be funded through operating revenues and liquidity sources held or available to us and exclude contractual interest costs, where applicable.

The required payments under such obligations excluding interest were as follows:

Contractual Obligations

At December 31, 2016

(In thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$738,658	$502,274	$150,129	$62,638	$23,617

Brokered certificates of deposit	543,951	459,931	84,020	—	—

Advances from the Federal Home Loan Bank of Atlanta	225,000	50,000	70,000	85,000	20,000

Trust preferred securities	24,430	—	—	—	24,430

Operating lease obligations	32,315	8,977	13,353	7,333	2,652

Total	$1,564,354	$1,021,182	$317,502	$154,971	$70,699

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2016 and 2015, is as follows:

(In thousands)

	2016	2015
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,503,655	$1,480,407
Standby letters of credit	35,458	32,487

Commitments to extend credit of $217.8 million as of December 31, 2016 were related to George Mason’s mortgage loan funding commitments and were of a short-term nature.  Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2016.  It is uncertain as to the amount that we will be required to fund on these commitments as many such arrangements expire with no amount drawn.

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

During 2016 and 2015, George Mason settled with investors on such loans for a total of $600,000 and $0, respectively.  This reserve had a balance of $0 and $500,000 at December 31, 2016 and 2015, respectively.  The expense related to this reserve for the years ended December 2016, 2015, and 2014 was $100,000, $397,000, and $83,000, respectively.

Quarterly Data

The following table provides quarterly data for the years ended December 31, 2016 and 2015.  Quarterly per share results may not calculate to the year-end per share results due to rounding.

Quarterly Data

Years ended December 31, 2016 and 2015

(In thousands, except per share data)

	2016
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$38,758	$39,303	$37,980	$37,437
Interest expense	6,095	6,338	6,457	6,731

Net interest income	32,663	32,965	31,523	30,706
Provision for loan losses	1,934	(990)	(430)	(250)

Net interest income after provision for loan losses	34,597	31,975	31,093	30,456
Non-interest income	9,105	17,491	20,489	15,269
Non-interest expense	28,426	30,335	30,117	26,292

Net income before income taxes	15,276	19,131	21,465	19,433
Provision for income taxes	4,475	6,609	7,364	6,366
Net income	$10,801	$12,522	$14,101	$13,067

Earnings per share - basic	$0.32	$0.38	$0.43	$0.40
Earnings per share - diluted	$0.32	$0.37	$0.42	$0.39

	2015
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$37,087	$35,857	$34,621	$32,900
Interest expense	6,616	6,223	5,771	5,461

Net interest income	30,471	29,634	28,850	27,439
Provision for loan losses	(449)	547	(1,356)	(130)

Net interest income after provision for loan losses	30,022	30,181	27,494	27,309
Non-interest income	9,092	10,267	15,729	17,604
Non-interest expense	25,282	23,995	22,878	24,143

Net income before income taxes	13,832	16,453	20,345	20,770
Provision for income taxes	4,818	5,244	6,966	7,038
Net income	$9,014	$11,209	$13,379	$13,732

Earnings per share - basic	$0.27	$0.34	$0.41	$0.42
Earnings per share - diluted	$0.27	$0.34	$0.40	$0.42

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

At December 31, 2016, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model.  Our net interest income would decrease by less than 1.9% in a down 100 basis point scenario and would increase by less than 0.9% in an up 200 basis point scenario over a one-year time frame.  In the two-year time horizon, our net interest income would decrease by less than 3.4% in a down 100 basis point scenario and would increase by less than 1.0% in an up 200 basis point scenario.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cardinal Financial Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheet of Cardinal Financial Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of Cardinal Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cardinal Financial Corporation

McLean, Virginia

We have audited Cardinal Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Cardinal Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cardinal Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended of Cardinal Financial Corporation and subsidiaries, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardinal Financial Corporation:

We have audited the accompanying consolidated statement of condition of Cardinal Financial Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Financial Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 15, 2016

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2016 and 2015

(In thousands, except share data)

			2016	2015
Assets
Cash and due from banks			$21,104	$24,760
Federal funds sold			76,728	14,577
Total cash and cash equivalents			97,832	39,337
Investment securities available-for-sale			388,191	414,077
Investment securities held-to-maturity (fair value of $2,973 and $3,311 at December 31, 2016 and December 31, 2015, respectively)			3,543	3,836
Investment securities - trading			8,383	5,881
Total investment securities			400,117	423,794
Other investments			16,420	20,967

Loans held for sale ($157,147 at fair value at December 31, 2016)			297,766	383,768
Loans receivable, net of deferred fees and costs			3,281,159	3,056,310
Allowance for loan losses			(31,767)	(31,723)
Loans receivable, net			3,249,392	3,024,587
Premises and equipment, net			22,736	25,163
Deferred tax asset, net			14,882	7,970
Goodwill and intangibles, net			35,981	36,576
Bank-owned life insurance			33,388	32,978
Other real estate owned			—	253
Accrued interest receivable and other assets			42,000	34,528
Total assets			$4,210,514	$4,029,921
Liabilities and Shareholders’ Equity
Non-interest bearing deposits			$733,475	$657,398
Interest bearing deposits			2,549,225	2,375,373
Total deposits			3,282,700	3,032,771
Other borrowed funds			426,671	537,965
Mortgage funding checks			13,762	12,554
Escrow liabilities			1,506	2,676
Accrued interest payable and other liabilities			33,698	30,808
Total liabilities			3,758,337	3,616,774

Common stock, $1 par value	2016	2015
Shares authorized	50,000,000	50,000,000
Shares issued and outstanding	32,910,153	32,373,433	32,910	32,373
Additional paid-in capital			217,496	207,429
Retained earnings			201,165	166,303
Accumulated other comprehensive income, net			606	7,042
Total shareholders’ equity			452,177	413,147
Total liabilities and shareholders’ equity			$4,210,514	$4,029,921

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015, and 2014

(In thousands, except per share data)

	2016	2015	2014
Interest income:
Loans receivable	$127,428	$114,878	$104,175
Loans held for sale	13,117	13,273	12,177
Federal funds sold	200	91	92
Investment securities available-for-sale	11,881	11,558	11,694
Investment securities held-to-maturity	57	63	145
Other investments	795	602	580
Total interest income	153,478	140,465	128,863
Interest expense:
Deposits	18,426	16,194	12,258
Other borrowed funds	7,195	7,877	8,905
Total interest expense	25,621	24,071	21,163
Net interest income	127,857	116,394	107,700
Provision for (recovery of) loan losses	(264)	1,388	1,938
Net interest income after provision for (recovery of) loan losses	128,121	115,006	105,762
Non-interest income:
Service charges on deposit accounts	2,315	2,294	2,170
Loan fees	2,458	1,596	1,995
Investment fee income	357	489	716
Realized and unrealized gains on mortgage banking activities	51,269	43,456	32,051
Net realized gains on investment securities available-for-sale	4,594	1,151	1,213
Net realized gains on investment securities-trading	329	240	478
Management fee income	—	—	21
Litigation settlement	—	2,950	—
Income from bank-owned life insurance	410	433	483
Gain on sale of other real estate owned	40	—	—
Other income	582	83	51
Total non-interest income	62,354	52,692	39,178
Non-interest expense:
Salary and benefits	65,446	51,844	45,963
Occupancy	10,206	9,823	10,303
Professional fees	2,804	4,611	3,122
Depreciation	3,150	3,403	3,727
Data processing and communications	5,899	5,609	6,449
Advertising and marketing	3,369	4,158	5,064
FDIC insurance assessment	2,064	2,064	1,519
Mortgage loan repurchases and settlements	100	397	83
Loss on extinguishment of debt	3,638	—	—
Bank franchise taxes	3,339	3,317	3,177
Amortization of intangibles	595	736	775
Merger and acquisition expense	4,093	472	5,781
Other operating expenses	10,467	9,864	10,265
Total non-interest expense	115,170	96,298	96,228
Income before income taxes	75,305	71,400	48,712
Provision for income taxes	24,814	24,066	16,029
Net income	$50,491	$47,334	$32,683
Earnings per common share - basic	$1.52	$1.45	$1.01
Earnings per common share - diluted	$1.50	$1.43	$1.00
Weighted-average common shares outstanding - basic	33,173	32,744	32,392
Weighted-average common shares outstanding - diluted	33,690	33,208	32,824

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014

Net income	$50,491	$47,334	$32,683
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities arising during the year, net of tax benefit of $2,153 in 2016, net of tax benefit of $1,168 in 2015, and net of tax expense of $3,572 in 2014	(3,585)	(2,295)	6,435

Reclassification adjustment for net gains included in net income, net of tax expense of $1,649 in 2016, $387 in 2015, and $360 in 2014	(2,945)	(765)	(733)

Unrealized loss on derivative instruments designated as cash flow hedges, net of tax benefit of $1,016 in 2016, net of tax benefit of $1,533 in 2015, and net of tax benefit of $937 in 2014	(2,202)	(2,743)	(1,710)

Reclassification adjustment for net losses included in net income net of tax benefit of $1,286 in 2016, net of tax benefit of $1,500 in 2015, and net of tax benefit of $727 in 2014, respectively.	2,296	2,679	1,299
Other comprehensive income (loss)	(6,436)	(3,124)	5,291

Comprehensive income	$44,055	$44,210	$37,974

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2013	30,333	$30,333	$174,001	$111,323	$4,875	$320,532

Stock options exercised	128	128	1,371	—	—	1,499

Stock compensation expense, net of tax benefit	—	—	1,385	—	—	1,385

Shares issued from acquisition of United Financial Banking Companies, Inc.	1,617	1,617	25,191	—	—	26,808

Dividends on common stock of $0.34 per share	—	—	—	(10,877)	—	(10,877)

Other comprehensive income	—	—	—	—	5,291	5,291

Net income	—	—	—	32,683	—	32,683

Balance, December 31, 2014	32,078	$32,078	$201,948	$133,129	$10,166	$377,321

Stock options exercised	272	272	3,514	—	—	3,786

Vesting of restricted stock grants	23	23	513	—	—	536

Stock compensation expense, net of tax benefit	—	—	1,454	—	—	1,454

Dividends on common stock of $0.44 per share	—	—	—	(14,160)	—	(14,160)

Other comprehensive loss	—	—	—	—	(3,124)	(3,124)

Net income	—	—	—	47,334	—	47,334

Balance, December 31, 2015	32,373	$32,373	$207,429	$166,303	$7,042	$413,147

Stock options exercised	481	481	6,765	—	—	7,246

Vesting of restricted stock grants	56	56	(56)	—	—	—

Stock compensation expense, net of tax benefit	—	—	3,358	—	—	3,358

Dividends on common stock of $0.48 per share	—	—	—	(15,629)	—	(15,629)

Other comprehensive loss	—	—	—	—	(6,436)	(6,436)

Net income	—	—	—	50,491	—	50,491

Balance, December 31, 2016	32,910	$32,910	$217,496	$201,165	$606	$452,177

See accompanying notes to consolidated financial statements.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014

Cash flows from operating activities:
Net income	$50,491	$47,334	$32,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,150	3,403	3,727
Amortization of premiums, discounts and intangibles	2,776	1,998	1,193
Provision for (recovery of) loan losses	(264)	1,388	1,938
Loans held for sale originated	(4,067,704)	(3,602,075)	(3,010,055)
Proceeds from the sale of loans held for sale	4,204,975	3,577,086	3,100,776
Realized and unrealized gains on mortgage banking activities	(51,269)	(43,456)	(32,051)
Purchase of investment securities-trading	(4,876)	(2,391)	(2,215)
Gain on investments securities-trading	(329)	(240)	(478)
Gain on sales and calls of investment securities available-for-sale	(4,594)	(1,151)	(1,230)
Loss on sale of investment securities available-for-sale	—	—	17
Gain on sales of other assets	(211)	—	—
Gain on sales of other real estate owned	(40)	—	—
Stock compensation expense, net of tax benefits	3,358	1,454	1,385
Provision for deferred income taxes	(3,163)	(1,843)	(2,149)
Increase in cash surrender value of bank-owned life insurance	(410)	(433)	(483)
(Increase) decrease in accrued interest receivable, other assets	4,152	(5,630)	8,267
Increase (decrease) in accrued interest payable, escrow and other liabilities	4,423	6,258	(6,485)
Net cash provided by (used in) operating activities	140,465	(18,298)	94,840
Cash flows from investing activities:
Net purchases of premises and equipment	(512)	(3,313)	(1,677)
Proceeds from maturity and call of investment securities available-for-sale	43,674	33,137	35,781
Proceeds from sale of investment securities available-for-sale	16,496	—	10,766
Proceeds from sale of mortgage-backed securities available-for-sale	39,282	14,956	18,778
Proceeds from sale of other investments	15,088	6,337	10,137
Purchase of investment securities available-for-sale	(37,429)	(73,309)	(39,105)
Purchase of mortgage-backed securities available-for-sale	(70,203)	(70,721)	(8,930)
Purchase of other investments	(11,030)	(11,577)	(6,590)
Redemptions of investment securities available-for-sale	15,159	16,479	18,242
Redemptions of investment securities held-to-maturity	293	188	553
Proceeds from sale of other real estate owned	293	—	—
Acquisitions, net of cash acquired	—	—	102,560
Net increase in loans receivable, net of deferred fees and costs	(224,541)	(473,389)	(304,201)
Net cash used in investing activities	(213,430)	(561,212)	(163,686)
Cash flows from financing activities:
Net increase in deposits	249,929	497,441	116,646
Net increase (decrease) in other borrowed funds	18,706	(15,030)	32,617
Net increase (decrease) in mortgage funding checks	1,208	(6,915)	12,941
Proceeds from FHLB advances	375,000	250,000	300,000
Repayments of FHLB advances	(505,000)	(135,000)	(375,000)
Stock options exercised	7,246	3,786	1,499
Excess tax benefit from stock option exercises	—	536	—
Dividends on common stock	(15,629)	(14,160)	(10,877)
Net cash provided by financing activities	131,460	580,658	77,826
Net increase in cash and cash equivalents	58,495	1,148	8,980
Cash and cash equivalents at beginning of year	39,337	38,189	29,209
Cash and cash equivalents at end of year	$97,832	$39,337	$38,189
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$25,945	$24,121	$22,027
Income taxes	25,650	22,220	16,086
Acquisition of noncash assets and liabilities:
Assets acquired	—	—	293,307
Liabilities assumed	—	—	367,924
Supplemental schedule of noncash investing and financing activities:
Unsettled sales of investment securities available-for-sale	$11,476	$—	$—
Transfer of investment securities from held-to-maturity to available-for-sale	—	—	1,899
Transfer of loans to other real estate owned	—	253	—
Change in unrealized gain on available-for-sale investment securities	(10,332)	(4,615)	8,915
Change in fair value of derivative instruments designated as cash flow hedges	147	(97)	(621)

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

(2)           Summary of Significant Accounting Policies

(a)          Use of Estimates

U.S. generally accepted accounting principles are complex and require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates affecting the Company’s financial statements relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, fair value measurements of certain assets and liabilities, fair values of derivatives and investment securities. Actual results could differ from these estimates.

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

At December 31, 2016 and 2015, the Company had certain of its investment securities classified as trading.  These investments were purchased to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability. Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.

Gains and losses on the sale of securities are determined using the specific identification method.

The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary.  The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information.  The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors.  It is expected that such factors will change in the future, which may result in future other-than-temporary impairments.   For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

(f)      Loans Held for Sale

The Company originates residential mortgage loans intended for sale into the secondary market.  The Company sells mortgage loans on either a best efforts or mandatory delivery basis.  Mortgage loans delivered under best efforts are carried at the lower of cost or estimated fair value.  Mortgage loans under mandatory

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

delivery are carried at estimated fair value under fair value option.  The Company sells its mortgage loans forward to investors and the estimated fair value is largely dependent upon the terms of these outstanding loan purchase commitments as well as movement in market interest rates.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations.  The carrying amount of loans held for sale includes principal balances, valuation allowances, origination premiums or discounts and fees and direct costs that are deferred at the time of origination.

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

During 2014, as a result of the Company’s acquisition of UFBC, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).  The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20.

Purchased credit-impaired (PCI) loans, which are the loans acquired in the Company’s acquisition of UFBC, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement.  A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest.  An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s coupon rate, or at the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.  Because substantially all of the Company’s loans are collateral dependent, the Company generally measures impairment based on the estimated fair value of the collateral.  The Company measures the collateral value on impaired loans by obtaining an updated appraisal of the underlying collateral and may discount further the appraised value, if necessary, to an amount equal to the expected cash proceeds in the event the loan is foreclosed upon and the collateral is sold.  In addition, an estimate of costs to sell the collateral is assumed.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and other real estate owned.

The allowance for loan losses is increased or decreased by provisions for loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the fourth quarter of 2014, the Company transitioned to using its historical loss experience and trends in losses for each category which were then adjusted for portfolio trends and economical and environmental factors in determining the allowance for loan losses.  The indicated loss factors resulting from this analysis are applied to each of the five categories of loans.  Prior to the fourth quarter of 2014, the Company’s allowance model used the average loss rates of similar institutions based on its custom peer group as a baseline, which was adjusted for its particular loan portfolio characteristics and environmental factors.  These changes did not have an impact to the overall allowance.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

is recorded within the allowance.  The loss emergence factor is applied to the estimated annual loss rate to determine the annual loss amount.

In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment.  Management believes that the allowance for loan losses at December 31, 2016 and 2015 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

Loans considered to be troubled debt restructuring (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

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

ASC Topic 350 states that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. If an entity can qualitatively demonstrate that a reporting unit’s fair value is more likely than not greater than its carrying value, then it would not be required to perform the quantitative two-step goodwill impairment test.

When required, the goodwill impairment test involves a two-step valuation process. In Step 1, each reporting unit’s fair value is determined based on three metrics: (1) a primary market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, (2) a secondary market approach, which measures fair value based on acquisition multiples of publicly traded financial institutions of comparable size and character which were recently acquired, and (3) an income approach, which estimates fair value based on discounted cash flows. If the fair value of any reporting unit exceeds its adjusted net book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted net book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill allocated to that reporting unit. The valuation

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price.

No impairment was recorded for 2016, 2015, and 2014.

(j)            Bank-Owned Life Insurance

Under the Company’s bank-owned life insurance policy, executives or other key individuals are the insureds and the Company is the owner and beneficiary of the policy.  As such, the insured has no claim to the insurance policy, the policy’s cash value, or a portion of the policy’s death proceeds.  The increase in the cash surrender value over time is recorded as other non-interest income.  The Company monitors the financial strength and condition of the counterparty.

(k) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of its cost basis or fair value less any costs to sell. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.  Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned and loan expenses, disclosed in a separate line item on the consolidated statements of income.

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

(m)          Investment Fee Income

Investment fee income represents commissions paid by customers of CWS for the years ended December 31, 2016, 2015, and 2014.  Fees are recognized in income as they are earned.

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

Uncertain tax positions, if any, are accounted for by applying a recognition threshold and measurement attributable for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position.

(o)           Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the periods, including shares which will be issued to settle liabilities of the deferred compensation plans.  Diluted earnings per share reflects the impact of dilutive potential common shares that would have been outstanding if common stock equivalents had been issued, as well as any adjustment to income that would result from the assumed issuance.  Common stock equivalents that may be issued by the Company relate primarily to outstanding stock options, restricted stock awards, and the dilutive potential common shares resulting from outstanding stock options and restricted stock awards are determined using the treasury stock method.  Common stock equivalents for diluted earnings per share purposes also includes common shares which may be issued, but are not required to be issued, to settle the Company’s obligations under its deferred compensation plans.  The effects of anti-dilutive common stock equivalents are excluded from the calculation of diluted earnings per share.

(p)           Derivative Instruments and Hedging Activities

The Company records its derivatives at their fair values in either a gain or loss position and presented on a gross basis in other assets and other liabilities, respectively, on the statement of condition.  The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness.  The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis.  Ineffectiveness is recorded through earnings.  For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion which is recorded in earnings.  For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.  The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.  When hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(q)          Stock-Based Compensation

The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company’s stock options are classified as equity awards.

The Company awards stock options with a graded-vesting period and as such has elected to recognize compensation costs over the requisite service period for the entire award.  Total compensation costs charged against income for the years ended December 31, 2016, 2015, and 2014 was $2.3 million, $2.0 million, and $1.1 million, respectively. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $1.6 million, $1.0 million, and $357,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had two stock-based employee compensation plans, which are described more fully in Note 21.

Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Director stock options have ten year terms and vest and become fully exercisable on the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 25% increments beginning as of the date of grant. In addition, the Company has granted stock options to employees of the Company that have ten year terms and vest and become fully exercisable in 20%

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

increments beginning after their first year of service.  Other grants have ten year terms and vest and become fully exercisable in one-third increments beginning as of the grant date.

During 2015, the Company began granting restricted stock awards which are granted at the fair market value of the Company’s common stock on the grant date.  Most employee restricted stock grants vest in one-third increments on the anniversary date of the grant.  Certain restricted stock awards granted to executive officers vest one-third immediately on the grant date with the remaining shares vesting over the next two years.

The weighted average per share fair values of stock option grants made in 2016, 2015, and 2014, were $5.59, $5.95, and $5.64, respectively.  The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2016	2015	2014
Estimated option life	6.5 years	6.5 years	6.5 years
Risk free interest rate	1.53%	1.66-2.05%	1.92-2.34%
Expected volatility	36.50%	36.90%	37.40%
Expected dividend yield	2.40%	2.46%	1.80%

Expected volatility is based upon the average annual historical volatility of the Company’s common stock. The estimated option life is derived from the “simplified method” as described in ASC Subtopic 718-10-599-1. The risk free interest rate is based upon the seven-year U.S. Treasury note rate in effect at the time of grant.  The expected dividend yield is based upon implied and historical dividend declarations.

(r) Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivative instruments designated as cash flow hedges, which are also recognized as separate components of equity.

(s) Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Merger and acquisition expense was $472,000, and $5.8 million for the years ended December 31, 2015 and 2014, respectively, which are primarily related to legal and accounting costs, contract termination expenses, system conversion and integration expenses, employee retention and severance payments.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  See Note 6 for further details.

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

(4)     Investment Securities and Other Investments

The approximate fair value and amortized cost of investment securities at December 31, 2016 and 2015 are shown below.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$50,130	$456	$(978)	$49,608
Mortgage-backed securities	176,794	2,062	(2,586)	176,270
Municipal securities	159,656	3,714	(1,057)	162,313
Total	$386,580	$6,232	$(4,621)	$388,191

Investment Securities Held-to-Maturity
Mortgage-backed securities	$1	$—	$—	$1
Pooled trust preferred securities	3,542	—	(566)	2,972
Total	$3,543	$—	$(566)	$2,973

	2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	cost	Gains	Losses	value
Investment Securities Available-for-Sale
U.S. government-sponsored agencies	$70,617	$2,318	$(30)	$72,905
Mortgage-backed securities	158,959	3,982	(217)	162,724
Municipal securities	172,556	6,154	(262)	178,448
Total	$402,132	$12,454	$(509)	$414,077

Investment Securities Held-to-Maturity
Mortgage-backed securities	$3	$—	$—	$3
Pooled trust preferred securities	3,833	—	(525)	3,308
Total	$3,836	$—	$(525)	$3,311

The fair value and amortized cost of investment securities by contractual maturity at December 31, 2016 are shown below.  Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	2016
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	cost	Value	cost	Value
Within One Year	$15,991	$16,212	$—	$—
After 1 year but within 5 years	53,134	55,349	—	—
After 5 years but within 10 years	32,879	33,002	—	—
After 10 years	107,782	107,358	3,542	2,972
Mortgage-backed securities	176,794	176,270	1	1
Total	$386,580	$388,191	$3,543	$2,973

For the years ended December 31, 2016, 2015, and 2014, proceeds from sales of investment securities available-for-sale amounted to $55.8 million, $15.0 million,  and $29.5 million, respectively.  Gross realized

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

gains in 2016, 2015, and 2014, amounted to $4.6 million, $971,000, and $1.1 million, respectively.  Gross realized losses for each of the years ended December 31, 2016, 2015, and 2014, were $0, $0, and $19,000, respectively.

The table below shows the Company’s investment securities’ gross unrealized losses and their fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

At December 31, 2016

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$23,971	$(978)	$—	$—	$23,971	$(978)
Mortgage-backed securities	99,444	(2,568)	713	(18)	100,157	(2,586)
Municipal securities	46,473	(1,057)	—	—	46,473	(1,057)
Total temporarily impaired securities	$169,888	$(4,603)	$713	$(18)	$170,601	$(4,621)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$2,972	$(566)	$2,972	$(566)
Total temporarily impaired securities	$—	$—	$2,972	$(566)	$2,972	$(566)

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2015

Investment Securities Available-for-Sale	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government sponsored agencies	$9,970	$(30)	$—	$—	$9,970	$(30)
Mortgage-backed securities	46,772	(202)	677	(15)	47,449	(217)
Municipal securities	30,313	(261)	259	(1)	30,572	(262)
Total temporarily impaired securities	$87,055	$(493)	$936	$(16)	$87,991	$(509)

Investment Securities Held-to-Maturity	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Pooled trust preferred securities	$—	$—	$3,308	$(525)	$3,308	$(525)
Total temporarily impaired securities	$—	$—	$3,308	$(525)	$3,308	$(525)

The Company estimates the fair value of its pooled trust preferred securities portfolio by using third party projected cash flows for each of the issuances in the portfolio, and a discount rate that is commensurate with the risk inherent in the expected cash flows is applied to arrive at the estimated fair value.

The Company completes reviews for other-than-temporary impairment at least quarterly.  As of December 31, 2016, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency.  Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk.  At December 31, 2016, 99% of the Company’s mortgage-backed securities are guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).

At December 31, 2016, the Company had $769,000 in non-government non-agency mortgage-backed securities in its available-for-sale portfolio.  The various protective elements on the non-agency securities may change in the future if market conditions or the financial stability of credit insurers changes, which could impact the ratings of these securities.

At December 31, 2016, certain of the Company’s investment grade securities were in an unrealized loss position.  Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment.  Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government.  Other mortgage-backed securities and municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due.  The Company does not intend to sell nor does the Company believe it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment was recognized for the securities in the Company’s investment portfolio as of December 31, 2016, 2015, and 2014.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Investment securities that were pledged to secure borrowed funds and other balances as required at December 31, 2016 and 2015 had amortized costs of $334.7 million and $349.1 million, respectively.  The fair values of these pledged securities at December 31, 2016 and 2015 were $337.0 million and $360.9 million, respectively.  They were pledged as follows:

	2016
(In thousands)	Amortized Cost	Fair Value
Federal Reserve discount window	$642	$671
Customer repurchase agreements	166,727	166,091
Debtor in possession, public deposits, and other customer deposits	167,308	170,254
	$334,677	$337,016

	2015
(In thousands)	Amortized Cost	Fair Value
Federal Reserve discount window	$558	$559
Customer repurchase agreements	153,716	158,938
Debtor in possession, public deposits, and other customer deposits	194,847	201,364
	$349,121	$360,861

Investment securities are pledged against certain customer deposit accounts (referred to as customer repurchase agreements). See Note 12 to the notes to consolidated financial statements for additional information.

The Company has other investments totaling $16.4 million and $21.0 million at December 31, 2016 and 2015, respectively.  The following table discloses the types of investments included in other investments:

(In thousands)	2016	2015
FHLB stock	$13,157	$18,114
Low income housing tax exempt investments	2,026	1,616
Investment in Cardinal Statutory Trust I	619	619
Community Banker’s Bank stock	156	156
Investment in UFBC Capital Trust I	155	155
Investment in insurance agency	257	257
Other	50	50
	$16,420	$20,967

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company’s banking subsidiary is required to hold stock in this entity. Stock membership in Community Bankers’ Bank allows the Company to participate in loan purchases and sales.  These investments are carried at cost since no active trading markets exist.

The Company’s policy is to review for impairment of FHLB stock at each reporting period.  At December 31, 2016, FHLB was in compliance with all of its regulatory capital requirements.  The Company believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2016.  In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.  Based on the Company’s analysis of positive and negative factors, it believes that as of December 31, 2016 and 2015, its FHLB stock was not impaired.

The following table reports the Company’s taxable interest income, tax-exempt interest income and dividends for the years ended December 31, 2016, 2015, and 2014.

(In thousands)	2016	2015	2014
Interest and dividends on securities:
Taxable	$7,685	$7,352	7,759
Tax-exempt	4,253	4,269	4,080
Dividends	795	602	580
	$12,733	$12,223	12,419

(5)                                 Investment Securities - Trading

The Company has investment assets designated as trading to economically hedge against fair value changes of the Company’s nonqualified deferred compensation plan liability.  Those investments were designated as trading securities, and as such, the changes in fair value are reflected in earnings.  Trading securities at December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Money market funds	$3,221	$702
Mutual funds	5,162	5,179
	$8,383	$5,881

The net realized gain on trading securities for the years ended December 31, 2016, 2015, and 2014, was $329,000, $240,000, and $478,000, respectively.

(6)                                 Loans Receivable and Allowance for Loan Losses

The loan portfolio at December 31, 2016 and 2015 consists of the following:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2016
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$364,140	$9,839	$373,979
Real estate - commercial	1,623,361	65,880	1,689,241
Real estate - construction	588,800	626	589,426
Real estate - residential	460,000	5,566	465,566
Home equity lines	159,090	1,868	160,958
Consumer	5,487	351	5,838
	3,200,878	84,130	3,285,008
Net deferred fees	(3,849)	—	(3,849)
Loans receivable, net of fees	3,197,029	84,130	3,281,159
Allowance for loan losses	(31,615)	(152)	(31,767)
Loans receivable, net	$3,165,414	$83,978	$3,249,392

	2015
(In thousands)	Originated	Acquired	Total
Commercial and industrial	$366,549	$13,138	$379,687
Real estate - commercial	1,421,976	78,329	1,500,305
Real estate - construction	572,260	1,341	573,601
Real estate - residential	439,346	6,420	445,766
Home equity lines	153,762	2,869	156,631
Consumer	4,278	568	4,846
	2,958,171	102,665	3,060,836
Net deferred fees	(4,526)	—	(4,526)
Loans receivable, net of fees	2,953,645	102,665	3,056,310
Allowance for loan losses	(31,564)	(159)	(31,723)
Loans receivable, net	$2,922,081	$102,506	$3,024,587

The loan portfolio is segregated into two components; loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statements of condition at December 31, 2016 and 2015, respectively, are as follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)	December 31, 2016
Purchased credit impaired
Outstanding principal balance	$8,298
Carrying amount	5,263

Purchased performing loans
Outstanding principal balance	80,251
Carrying amount	78,867

Total acquired loans
Outstanding principal balance	88,549
Carrying amount	84,130

(in thousands)	December 31, 2015
Purchased credit impaired
Outstanding principal balance	$10,886
Carrying amount	7,723

Purchased performing loans
Outstanding principal balance	96,392
Carrying amount	94,942

Total acquired loans
Outstanding principal balance	107,278
Carrying amount	102,665

The following table presents changes in the total net discount, on acquired loans.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)
Balance at December 31, 2015	$(4,613)
Charge-offs	—
Recoveries	(61)
Accretion	255
Balance at December 31, 2016	$(4,419)

(in thousands)
Balance at December 31, 2014	$(5,053)
Charge-offs	504
Recoveries	(55)
Accretion	(9)
Balance at December 31, 2015	$(4,613)

Loans totaling $1.1 billion serve as collateral for the Company’s Federal Home Loan Bank advance capacity at December 31, 2016.  Loans held as collateral at the Federal Reserve for use of the Company’s discount window line of credit total $273.3 million at December 31, 2016.

For purposes of monitoring the performance of the loan portfolio and estimating the allowance for loan losses, the Company’s loans receivable portfolio is segmented as follows: commercial and industrial, real estate-commercial, real estate-construction, real estate-residential, home equity lines and consumer loans.

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

Commercial and industrial loans generally have a higher degree of risk than other certain types of loans.  Commercial loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate.  As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself.  To manage these risks, the Company’s policy is to secure commercial loans originated with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available.

Real Estate-Commercial Loans.  Real estate-commercial loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owners and/or occupiers of such property.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Real Estate-Construction Loans.  The Company’s real estate-construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects.  Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios.  To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties.  Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve.  Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan.  This is an industry standard practice.

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

Consumer Loans.  The Company’s consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes.  The specific types of consumer loans originated include home improvement loans, automobile loans, debt consolidation loans and other general consumer lending.

Consumer loans may entail greater risk than certain other types of loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles.

The Company’s policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower.  In evaluating consumer loans, the Company requires its lending officers to review the borrower’s collateral and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.

The Company also issues credit cards to certain of its customers.  In determining to whom the Company will issue credit cards, the Company evaluates the borrower’s level and stability of income, past credit history and other factors.  Credit card receivables are included in the consumer loan portfolio.

Substantially all of the Company’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area.  As a matter of regulatory restriction, the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company’s banking subsidiary limits the amount of credit extended to any single borrower or group of related borrowers. At December 31, 2016, the amount of credit extended to any single borrower or group of related borrowers was limited to $70.4 million.

The Company’s allowance for loan losses is based first, on a segmentation of its loan portfolio by general loan type, or portfolio segments, as presented in the preceding table.  Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan.

An analysis of the change in the allowance for loan losses follows:

(In thousands)	2016	2015	2014
Balance, beginning of year	$31,723	$28,275	$27,864
Provision for (recovery of) loan losses	(264)	1,388	1,938
Loans charged-off	(602)	(291)	(2,178)
Recoveries	910	2,351	651
Balance, end of year	$31,767	$31,723	$28,275

An analysis of the allowance for loan losses based on loan type, or segment, and the Company’s loan portfolio, which identifies certain loans that are evaluated for individual or collective impairment, is below:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for Loan Losses

For the Year Ended December 31, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Allowance for loan losses:
Beginning Balance, January 1	$1,623	$20,356	$7,877	$1,462	$377	$28	$31,723
Charge-offs	(227)	—	—	(315)	(51)	(9)	(602)
Recoveries	207	50	451	202	—	—	910
Provision for loan losses	110	708	(1,015)	(10)	(84)	27	(264)
Ending Balance, December 31, 2016	$1,713	$21,114	$7,313	$1,339	$242	$46	$31,767

Ending Balance, December 31, 2016
Individually evaluated for impairment	$21	$—	$—	$—	$—	$—	$21
Collectively evaluated for impairment	1,692	21,114	7,313	1,339	242	46	31,746

Loans Receivable

At December 31, 2016

(In thousands)

	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Home Equity Lines	Consumer	Total
Loans Receivable:
Ending Balance, December 31, 2016	$373,979	$1,689,241	$589,426	$465,566	$160,958	$5,838	$3,285,008

Ending Balance, December 31, 2016
Individually evaluated for impairment	$405	$1,304	$—	$—	$—	$—	$1,709
Purchased Credit Impaired Loans	76	3,795	626	260	506	—	5,263
Collectively evaluated for impairment	373,498	1,684,142	588,800	465,306	160,452	5,838	3,278,036

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s ongoing credit quality management process relies on a system of activities to assess and evaluate various factors that impact the estimation of the allowance for loan losses.  These factors include, but are not limited to: current economic conditions; loan concentrations, collateral adequacy and value; past loss experience for particular types of loans, size, composition and nature of loans; migration of loans through the Company’s loan rating methodology; trends in charge-offs and recoveries.  This process also contemplates a

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

disciplined approach to managing and monitoring credit exposures to ensure that the structure and pricing of credit is always consistent with the Company’s assessment of the risk.  The loan officer has frequent contact with the borrower and is a key player in the credit management process and must develop and diligently practice sound credit management skills and habits to ensure effectiveness.  Under the direction of the Company’s loan committee and the chief credit officer, the credit risk management function works with the loans officers and other groups within the Company to monitor the loan portfolio, maintain the watch list, and compile the analysis necessary to determine the allowance for loan losses.

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

The following tables report the Company’s nonaccrual and past due loans at December 31, 2016 and 2015.  In addition, the credit quality of the loan portfolio is provided as of December 31, 2016 and 2015.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$121	$—	$—	$121	$364,019	$364,140	$—	$—

Real estate - commercial
Owner occupied	1	—	—	1	406,490	406,491	—	—
Non-owner occupied	—	—	—	—	1,216,870	1,216,870	—	—

Real estate - construction
Residential	—	—	—	—	208,276	208,276	—	—
Commercial	—	—	—	—	380,524	380,524	—	—

Real estate - residential
Single family	—	—	—	—	232,880	232,880	—	—
Multi-family	—	—	—	—	227,120	227,120	—	—

Home equity lines	100	—	—	100	158,990	159,090	—	—

Consumer
Installment	—	—	—	—	5,190	5,190	—	—
Credit cards	3	—	—	3	294	297	—	—
	$225	$—	$—	$225	$3,200,653	$3,200,878	$—	$—

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2016

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$—	$9,839	$9,839	$—	$—

Real estate - commercial
Owner occupied	—	—	—	—	30,206	30,206	—	—
Non-owner occupied	—	—	—	—	35,674	35,674	—	—

Real estate - construction
Residential	—	—	—	—	626	626	—	—
Commercial	—	—	—	—	—	—	—	—

Real estate - residential
Single family	—	—		—	5,566	5,566	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	1,868	1,868	—	—

Consumer
Installment	—	—	—	—	351	351	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$84,130	$84,130	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonaccrual and Past Due Loans - Originated Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$58	$58	$366,491	$366,549	$—	$58

Real estate - commercial
Owner occupied	—	—	—	—	360,287	360,287	—	—
Non-owner occupied	—	—	—	—	1,061,689	1,061,689	—	—

Real estate - construction
Residential	—	—	—	—	257,679	257,679	—	—
Commercial	—	—	—	—	314,581	314,581	—	—

Real estate - residential
Single family	351	587	—	938	250,063	251,001	—	—
Multi-family	—	—	—	—	188,345	188,345	—	—

Home equity lines	—	—	51	51	153,711	153,762	—	51

Consumer
Installment	—	—	—	—	3,830	3,830	—	—
Credit cards	—	—	—	—	448	448	—	—
	$351	$587	$109	$1,047	$2,957,124	$2,958,171	$—	$109

Nonaccrual and Past Due Loans - Acquired Loan Portfolio

At December 31, 2015

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (includes nonaccrual)	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Nonaccrual Loans
Commercial and industrial	$—	$—	$342	$342	$12,796	$13,138	$—	$342

Real estate - commercial
Owner occupied	—	—	—	—	37,450	37,450	—	—
Non-owner occupied	—	—	—	—	40,879	40,879	—	—

Real estate - construction
Residential	—	—	—	—	811	811	—	—
Commercial	—	—	—	—	530	530	—	—

Real estate - residential
Single family	—	—		—	6,420	6,420	—	—
Multi-family	—	—	—	—	—	—	—	—

Home equity lines	—	—	—	—	2,869	2,869	—	—

Consumer
Installment	—	—	—	—	568	568	—	—
Credit cards	—	—	—	—	—	—	—	—
	$—	$—	$342	$342	$102,323	$102,665	$—	$342

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2016, 2015, and 2014, the Company had impaired loans on nonaccrual status of $0, $451,000, and $3.4 million, respectively.  These impaired loans did not have a valuation allowance for each of the years ended December 31, 2016 and 2015.  For the years ended December 31, 2016, 2015, and 2014, the Company charged-off $91,000, $22,000, and $814,000, respectively, related to impaired loans for the portion of the outstanding principal balance which was unsecured based on the estimated fair value of the underlying collateral.

The average balance of impaired loans was $3.5 million, $1.7 million, and $4.7 million, for 2016, 2015, and 2014, respectively.  Interest income that would have been recorded had these loans been performing for the years ended December 31, 2016, 2015, and 2014, would have been $10,000, $201,000, and $866,000, respectively. The interest income realized prior to these loans being placed on nonaccrual status for December 31, 2016, 2015, and 2014, was $0, $6,000, and $129,000, respectively.  For each of the years ended December 31, 2016 and 2015, the Company did not have any accruing loans past due 90 days or more as to principal or interest payments.

Additional information on the Company’s impaired loans that were evaluated for specific reserves as of December 31, 2016 and 2015, including the recorded investment on the statement of condition and the unpaid principal balance, is shown below:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans  - Originated Loan Portfolio

At December 31, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$117	$117	$—	$5	$658
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	1,304	1,718	—	90	2,592
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	117
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	154
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$288	$288	$21	$19	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$405	$405	$21	$24	$658
Real estate - commercial	1,304	1,718	—	90	2,592
Real estate - construction	—	—	—	—	—
Real estate - residential	—	—	—	—	117
Home equity lines	—	—	—	—	154
Consumer	—	—	—	—	—
Total	$1,709	$2,123	$21	$114	$3,521

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans  - Acquired Loan Portfolio

At December 31, 2016

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Recorded Investment
With no related allowance:
Commercial and industrial	$—	$—	$—	$—	$68
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	38
Real estate - construction
Residential	626	895	—	8	572
Commercial	—	—	—	—	397
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

With related allowance:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate - commercial
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate - residential
Single family	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—

By segment total:
Commercial and industrial	$—	$—	$—	$—	$68
Real estate - commercial	—	—	—	—	38
Real estate - construction	626	895	—	8	969
Real estate - residential	—	—	—	—	—
Home equity lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$626	$895	$—	$8	$1,075

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Nonaccruing loans that are modified can be placed back on accrual status when both the principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. For the year ended December 31, 2016, there were no loans modified in a TDR.  The Company modified two loans (which are related to one borrower) as TDRs and one previously reported TDR paid off during the year ended December 31, 2015.

At December 31, 2016 and 2015, the Company had two TDRs totaling $352,000 and $365,000, respectively (both of which are related to one borrower).  Loans reported as TDRs as of December 31, 2016 and 2015 are not on nonaccrual.  While the borrower is having financial difficulty, the borrower has not missed a scheduled payment under the terms of the loan agreement.  The Company did not place these TDRs on nonaccrual as the only concession granted to the borrower was an extension of the maturity date to provide the borrower additional time needed to sell the collateral associated with these two loans.  Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of the modification.

As of December 31, 2016 and 2015, the TDRs make up one relationship with the Bank.  These loans are performing as expected post-modification.  For restructured loans in the portfolio, the Company had no loan loss reserves for each of the years ended December 31, 2016 and 2015, respectively.  There were no outstanding commitments to advance additional funds to customer relationships whose loans had been restructured for each of the years ended December 31, 2016 and 2015.

Loans modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For the years ended December 31, 2016 and 2015, respectively, no loans identified as TDRs had a payment default within the last twelve months.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

One of the most significant factors in assessing the credit quality of the Company’s loan portfolio is the risk rating.  The Company uses the following risk ratings to manage the credit quality of its loan portfolio: pass, other loans especially mentioned (“OLEM”), substandard, doubtful and loss.  OLEM are those loans in which the borrower exhibits potential weakness that may, if not corrected or reversed, weaken the Bank’s credit position at some future date.  These loans may not show problems as yet due to the borrower’s apparent ability to service the debt, but special circumstances surround the loans of which the Bank’s management should be aware.  Substandard risk rated loans are those loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management.  Loans that have a risk rating of doubtful have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable.  A loss loan is one that is considered uncollectible and will be charged-off immediately.  All other loans not rated OLEM, substandard, doubtful or loss are considered to have a pass risk rating.  Substandard and doubtful risk rated loans are evaluated for impairment.  The following table presents a summary of the risk ratings by portfolio segment and class segment at December 31, 2016 and 2015, respectively.

Internal Risk Rating Grades - Originated Loan Portfolio

At December 31, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$363,543	$192	$405	$—	$—

Real estate - commercial
Owner occupied	406,491	—	—	—	—
Non-owner occupied	1,215,196	370	1,304	—	—

Real estate - construction
Residential	208,276	—	—	—	—
Commercial	380,524	—	—	—	—

Real estate - residential
Single family	232,880	—	—	—	—
Multi-family	227,120	—	—	—	—

Home equity lines	158,990	100	—	—	—

Consumer
Installment	5,190	—	—	—	—
Credit cards	297	—	—	—	—
Total Loans Receivable	$3,198,507	$662	$1,709	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Internal Risk Rating Grades - Acquired Loan Portfolio

At December 31, 2016

(In thousands)

	Pass	OLEM	Substandard	Doubtful	Loss
Commercial and industrial	$9,815	$24	$—	$—	$—

Real estate - commercial
Owner occupied	30,206	—	—	—	—
Non-owner occupied	32,641	3,033	—	—	—

Real estate - construction
Residential	—	—	626	—	—
Commercial	—	—	—	—	—

Real estate - residential
Single family	5,566	—	—	—	—
Multi-family	—	—	—	—	—

Home equity lines	1,868	—	—	—	—

Consumer
Installment	351	—	—	—	—
Credit cards	—	—	—	—	—
Total Loans Receivable	$80,447	$3,057	$626	$—	$—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(7)                                 Other Real Estate Owned

The Company had other real estate owned of $0 and $253,000 at December 31, 2016 and 2015, respectively.  The balances in other real estate owned are at the lower of carrying value or fair value less any costs to sell on the statement of condition. The fair value is determined by obtaining an updated appraisal of the foreclosed property which is then discounted for estimated selling costs.

The Company recorded no impairment charges related to other real estate owned during 2016 and 2015.  The Company recorded a net gain on the sales of other real estate owned of $40,000, $0, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

(8)                                 Loans Held for Sale

The loans held for sale portfolio at December 31, 2016 and 2015, consisted of the following:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2016	2015
Residential	$244,440	$317,578
Construction-to-permanent	51,254	62,086
	295,694	379,664
Net deferred costs	2,072	4,104
Loans held for sale, net	$297,766	$383,768

Loans that are classified as construction-to-permanent are those loans that provide variable rate financing for customers to construct their residences.  Once the home has been completed, the loan converts to fixed rate financing and is sold into the secondary market.

Loans held for sale that the Company sells to investors under its mandatory delivery program are recorded under the fair value option and total $145.2 million at December 31, 2016.  The Company did not record mandatory delivery loans held for sale under the fair value option at December 31, 2015.

(9)                                 Goodwill and Other Intangible Assets

The Company performs its annual recoverability assessment during the third calendar quarter for its commercial banking and mortgage banking reporting units.

For purposes of the annual impairment test, the Company assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2016.  After evaluating all relevant facts and circumstances, the Company determined that it is more likely than not that the fair value of each of the reporting units exceeds its carrying value and no goodwill impairment was indicated for the year ended December 31, 2016.

The Company did not perform the two-step impairment test for any of its reporting units in 2016 and 2015.

Information concerning amortizable intangibles follows:

					Wealth Management
	Commercial Banking		Mortgage Banking		and Trust Services		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2014	$3,080	$775	$1,781	$1,781	$616	$616	$5,477	$3,172
2015 activity:
Amortization of UFBC	—	634	—	—	—	—	—	634
Amortization of Gainesville Branch	—	102	—	—	—	—	—	102
Balance at December 31, 2015	$3,080	$1,511	$1,781	$1,781	$616	$616	$5,477	$3,908
2016 activity:
Amortization of UFBC	—	513	—	—	—	—	—	513
Amortization of Gainesville Branch	—	82	—	—	—	—	—	82
Balance at December 31, 2016	$3,080	$2,106	$1,781	$1,781	$616	$616	$5,477	$4,503

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate amortization expense for 2016, 2015, and 2014, was $595,000, $736,000, and $775,000, respectively.  The estimated amortization expense for the next five years and thereafter is as follows:

(In thousands)
2017	$454
2018	313
2019	172
2020	35

The carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(In thousands)	Commercial Banking	Mortgage Banking	Total
Balance at December 31, 2016 and 2015	$24,887	$10,120	$35,007

(10)                          Premises and Equipment

The components of premises and equipment at December 31, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Land	$7,008	$7,596
Buildings	8,825	9,530
Furniture and equipment	29,700	28,514
Leasehold improvements	14,768	14,630
Total cost	60,301	60,270
Less accumulated depreciation and amortization	(37,565)	(35,107)
Premises and equipment, net	$22,736	$25,163

Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $3.1 million, $3.4 million, and $3.7 million, respectively.

The Company has entered into operating leases for office space over various terms.  The leases generally have options to renew and are subject to annual increases as well as allocations of real estate taxes and certain operating expenses.

Minimum future rental payments under the non-cancelable operating leases, as of December 31, 2016 were as follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Year ending December 31,	Amount
(In thousands)
2017	$8,977
2018	7,811
2019	5,542
2020	3,969
2021	3,364
Thereafter	2,652
$32,315

The total rent expense was $9.3 million, $9.0 million, and $9.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively, and is recorded in occupancy expense on the consolidated statements of income.

The Company subleased excess office space to third parties. Future minimum lease payments under noncancelable subleasing arrangements as of December 31, 2016 were as follows:

Year ending December 31,	Amount
(In thousands)
2017	$52
2018	31
$83

The total rent income was $121,000, $133,000, and $186,000, in 2016, 2015, and 2014, respectively, and is recorded as a reduction of occupancy expense in the consolidated statements of income.

(11)                          Deposits

Deposits consist of the following at December 31, 2016 and 2015:

(In thousands)	2016	2015
Non-interest bearing demand deposits	$733,475	$657,398
Interest bearing deposits:
Interest checking	453,863	451,545
Money market and statement savings	812,753	740,372
Certificates of deposit	1,282,609	1,183,456
Total interest-bearing deposits	2,549,225	2,375,373
Total deposits	$3,282,700	$3,032,771

Interest expense by deposit categories is as follows:

(In thousands)	2016	2015	2014
Interest checking	$1,631	$2,088	$2,170
Money market and statement savings	3,155	2,400	1,736
Certificates of deposit	13,640	11,706	8,352
Total interest expense	$18,426	$16,194	$12,258

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Demand deposit overdrafts reclassified as loan balances were $907,000 and $277,000 at December 31, 2016 and 2015, respectively.

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000 was $283.0 million and $299.7 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of certificates of deposit with a minimum denomination of $250,000 were as follows:

Maturities:

(In thousands)	Fixed Term	No-Penalty	Total
Three months or less	$48,178	$6,379	$54,557
Over three months through six months	28,870	18,721	47,591
Over six months through twelve months	109,268	5,563	114,831
Over twelve months	60,572	5,423	65,995
	$246,888	$36,086	$282,974

No-penalty certificates of deposit can be redeemed at anytime at the request of the depositor.

Total brokered deposits at December 31, 2016 and 2015 were $573.3 million and $438.4 million, respectively.

At December 31, 2016, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
2017	$962,205
2018	180,314
2019	53,835
2020	28,334
2021	34,304
2022	23,617
$1,282,609

(12)         Other Borrowed Funds

At December 31, 2016 and 2015, other borrowed funds consisted of the following:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2016	2015

Fixed rate FHLB advances	$225,000	$355,000
Federal funds purchased	55,000	45,000
Customer repurchase agreements	122,241	113,581
Payable to Statutory Trust I and UFBC Trust	24,430	24,384
	$426,671	$537,965

The Company had advances from the FHLB totaling $225.0 million and $355.0 million at December 31, 2016 and 2015, respectively.  These advances mature through 2022 and have interest rates ranging from 0.56% to 4.01%.

The contractual maturities of the fixed rate advances for each of December 31, 2016 and 2015 were as follows:

(In thousands)

At December 31, 2016
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance

Fixed Rate Hybrid	0.56%	6 months	2017	25,000
Fixed Rate Hybrid	2.24%	24 months	2017	5,000
Fixed Rate Hybrid	2.46 - 2.65%	60 months	2017	20,000
Fixed Rate Hybrid	1.05 - 1.12%	36 months	2018	20,000
Fixed Rate Hybrid	1.20 - 1.28%	42 months	2019	20,000
Fixed Rate Hybrid	1.34 - 1.42%	48 months	2019	20,000
Fixed Rate Hybrid	2.98%	84 months	2019	10,000
Fixed Rate Hybrid	1.45 - 1.54%	54 months	2020	20,000
Fixed Rate Hybrid	1.55 - 1.64%	60 months	2020	20,000
Fixed Rate Hybrid	2.87 - 3.38%	72 months	2021	45,000
Fixed Rate Hybrid	3.80 - 4.01%	120 months	2022	20,000
Total FHLB Advances	2.03%			$225,000

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The average balances of FHLB advances for the years ended December 31, 2016 and 2015 were $297.6 million and $262.1 million, respectively.  The maximum amount outstanding at any month-end for each of the years ended December 31, 2016 and 2015 were $380.0 million and $355.0 million, respectively.  Total interest expense on FHLB advances for the years ended December 31, 2016, 2015, and 2014, was $6.1 million, $7.0 million, and $8.0 million, respectively.  The remaining credit availability with the FHLB at December 31, 2016 was $780.2 million.

Customer repurchase agreements generally mature within one to four days and are reflected in the consolidated statements of financial condition at the amount of cash received.  The Company’s deposit customers are the counterparties to these types of funding arrangements.  The Company pledges investment securities to collateralize these borrowings.  At December 31, 2016 and 2015, the Company had repurchase agreements of $122.2 million and $113.6 million, respectively.  The weighted-average interest rate of these customer repurchase agreements was 0.18%, 0.12%, and 0.15%, at December 31, 2016, 2015, and 2014, respectively.  The average balances of customer repurchase agreements during 2016, 2015, and 2014, were $119.8 million, $107.0 million, and $101.4 million, respectively, and the maximum amount outstanding at any month-end during 2016, 2015, and 2014, was $130.1 million, $136.5 million, and $116.8 million, respectively.  Interest expense on customer repurchase agreements for 2016, 2015, and 2014, was $210,000, $131,000, and $142,000, respectively.

At December 31, 2016 and 2015, the Company had federal funds purchased of $55.0 million and $45.0 million, respectively, outstanding with a weighted average interest rate of 0.63% and 0.37%, respectively.  Interest expense on federal funds purchased in 2016, 2015, and 2014, was $93,000, $42,000, and $34,000, respectively.  The remaining credit availability in fed funds purchased at December 31, 2016 was $260.0 million.

The Company has a line of credit at the Federal Reserve discount window in the amount of $192.8 million at December 31, 2016, none of which was drawn as of that date.  There was no interest expense related to the discount window in 2016, 2015, and 2014.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2004, the Company formed a wholly-owned subsidiary, Cardinal Statutory Trust I (the “Trust”), for the purpose of issuing $20.0 million of floating rate junior subordinated deferrable interest debentures (“trust preferred securities”).  These trust preferred securities are due in 2034 and have an interest rate of LIBOR plus 2.40%, which adjusts quarterly.  At December 31, 2016, the interest rate on trust preferred securities was 3.36%. These securities are redeemable at par.  The Company has guaranteed payment of these securities.  The $20.6 million payable by the Company to the Trust is included in other borrowed funds.  The Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity.  The additional $619,000 that is payable by the Company to the Trust represents the Company’s unfunded capital investment in the Trust.  The Company utilized the proceeds from the issuance of the trust preferred securities to make a capital contribution into the Bank.  Interest expense on the trust preferred securities in 2016, 2015, and 2014, was $641,000, $564,000, and $551,000, respectively.

In connection with the UFBC acquisition, the Company acquired all of the voting and common shares of UFBC Capital Trust I (the “UFBC Trust”), which is a wholly-owned subsidiary established for the sole purpose of issuing $5.0 million of floating rate junior subordinated deferrable interest debentures.  These trust preferred securities are due in 2035 and have an interest rate of LIBOR plus 2.10%, which adjusts quarterly.  At December 31, 2016, the interest rate on trust preferred securities was 3.06%. The UFBC Trust is an unconsolidated subsidiary since the Company is not the primary beneficiary of this entity.  The additional $155,000 that is payable by the Company to the UFBC Trust represents the Company’s unfunded capital investment in the UFBC Trust.  Interest expense on the trust preferred securities in 2016, 2015, and 2014 was $192,000, $170,000, and $152,000, respectively.

The scheduled maturities of other borrowed funds at December 31, 2016 were as follows:

(In thousands)	2017	2018	2019	2020	2021	2022 and Thereafter
FHLB advances	$50,000	$20,000	$50,000	$40,000	$45,000	$20,000
Customer repurchase agreements	122,241	—	—	—	—	—
Federal funds sold	55,000	—	—	—	—	—
Payable to Statutory Trust I and UFBC Trust	—	—	—	—	—	24,430
	$227,241	$20,000	$50,000	$40,000	$45,000	$44,430

(13)            Income Taxes

The Company and its subsidiaries file consolidated federal tax returns on a calendar-year basis.  For the years ended December 31, 2016, 2015, and 2014, the Company recorded income tax expense of $24.8 million, $24.1 million, and $16.0 million, respectively.

The provision for income tax expense is reconciled to the amount computed by applying the federal corporate tax rate to income before taxes as follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2016	2015	2014

Income tax at federal corporate rate of 35%	$26,357	$24,990	$17,049
Change in state valuation allowance	275	(251)	195
State tax expense, net of federal tax benefit	228	808	41
Nontaxable income	(2,846)	(2,479)	(1,890)
Nondeductible expenses	1,910	975	207
Other	(1,110)	23	427
	$24,814	$24,066	$16,029

The components of income tax expense are as follows:

(In thousands)	2016	2015	2014
Included in net income
Current
Federal	$27,205	$24,961	$17,579
State	772	948	599
Total current	27,977	25,909	18,178
Deferred
Federal	(3,165)	(1,751)	(2,145)
State	2	(92)	(4)
Total deferred	(3,163)	(1,843)	(2,149)
Total included in net income	$24,814	$24,066	$16,029

Included in shareholders’ equity:
Deferred tax expense (benefit) related to the change in the net unrealized gain on investment securities available for sale	$(3,802)	$(1,558)	$3,196
Deferred tax expense (benefit) related to the change in the net unrealized gain (loss) on derivative instruments designated as cash flow hedges	53	261	(210)
Total included in shareholders’ equity	$(3,749)	$(1,297)	$2,986

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$12,425	$12,464
Net operating state loss carryforwards	1,746	1,693
Unrealized losses on derivative instruments designated as cash flow hedges	212	265
Deferred compensation	10,382	7,829
Depreciation	349	—
Other	1,796	1,630
Total gross deferred tax assets	26,910	23,881
Less valuation allowance	(2,709)	(2,434)
Net deferred tax assets	24,201	21,447
Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	(576)	(4,378)
Goodwill and intangibles, net	(2,340)	(2,034)
Fair value adjustments	(4,719)	(6,356)
Depreciation	—	(52)
Prepaid expenses	(146)	(158)
Loan origination costs	(1,538)	(499)
Total gross deferred tax liabilities	(9,319)	(13,477)

Net deferred tax asset	$14,882	$7,970

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods.  When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance.  Valuation allowances of $2.7 million and $2.4 million for December 31, 2016 and 2015, respectively, have been established for deferred tax assets.  This valuation allowance relates primarily to the state net operating losses and other net deductible temporary differences of the parent company and CWS as realization is dependent upon generating future taxable income within those entities and in the specific jurisdiction.  There is uncertainty concerning the recoverability of these state net operating losses and other net deductible temporary differences as the entities which own these losses have never operated profitably and future profitability is uncertain.  Management believes that future operations of the Company will generate sufficient taxable income to realize the net deferred tax assets at each of December 31, 2016 and 2015. The Company has state net operating loss carryforwards of $44.8 million that begin to expire in 2017.

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits.  The Company had no interest expense or tax penalties related to uncertain tax positions during the years ended December 31, 2016 and 2015.  If the Company had such expenses, they would be classified in the consolidated statements of income as part of the provision for income tax expense.  Tax filings that remain open for examination are for the years ended 2013, 2014, and 2015.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)         Derivative Instruments and Hedging Activities

The Company records its derivatives at their fair values in either a gain or loss position and presented on a gross basis in other assets and other liabilities, respectively, on the statement of condition.  The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness.  The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis.  Ineffectiveness is recorded through earnings.  For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, net of tax, except for the ineffective portion which is recorded in earnings.  For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.  The Company discontinues hedge accounting when i) the hedge is no longer considered highly effective or ii) the derivative matures or is sold or terminates.  When designated hedge accounting is discontinued because it is probable an anticipated loan sale will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.

The Company enters into rate lock commitments to finance residential mortgage loans with its customers.  These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. The Company is also a party to forward mortgage loan sales contracts to sell loans servicing released and short sales of mortgage-backed securities.  When the interest rate is locked with the borrower, the rate lock commitment, and forward sale agreement or mortgage-backed security position are undesignated derivatives and marked to fair value through earnings.  The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates.  Realized and unrealized gains on mortgage banking activities represents the gain recognized for the period presented and associated elements of fair value.

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

For loans sold on a mandatory delivery basis, the Company enters into a trade of mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk.  Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges.  At the closing of the mandatory delivery loan, the loan commitment derivative expires and the Company records a loan held for sale at fair value and continues to  mark these assets to market under the election of the fair value option. The Company closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value.

At December 31, 2016 and 2015, accumulated other comprehensive income included unrealized losses, net of tax, of $431,000 and $481,000, respectively, related to forward loan sale contracts designated as the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

hedging instrument in the cash flow hedge related to best efforts delivery.  Loans held for sale are generally sold within thirty days of closing and, therefore, all or substantially all of the amount recorded in accumulated other comprehensive income at December 31, 2016 which is related to the Company’s cash flow hedges will be recognized in earnings during the first quarter of 2017.  For the years ended December 31, 2016 and 2015, the Company recognized minimal amounts due to cash flow hedge ineffectiveness.  For the years ended December 31, 2016 and 2015, the Company recognized net gains related to assets and TBA security positions not yet sold of $700,000 and $108,000, respectively, related to the fair values of the mandatory rate lock commitments and loans held for sale under mandatory delivery net of losses related to the residual hedge.

At December 31, 2016, the Company had $217.8 million in residential mortgage rate lock commitments and associated forward sales and mortgage-backed securities in the residual hedge, and $98.2 million in forward loan sales associated with $297.8 million of loans that had closed and were presented as held for sale.  At December 31, 2016, the derivative asset was $11.3 million and the derivative liability was $3.8 million.

At December 31, 2015, the Company had $247.4 million in residential mortgage rate lock commitments and associated forward sales and $337.2 million in forward loan sales associated with $383.8 million of loans that had closed and were presented as held for sale.  At December 31, 2015, the derivative asset was $19.1 million and the derivative liability was $2.5 million.

The following tables disclose the derivative instruments’ location on the Company’s statement of condition and the fair value of those instruments at December 31, 2016 and 2015.  In addition, the gains and losses related to these derivative instruments is provided for the years ended December 31, 2016 and 2015.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Derivative Instruments and Hedging Activities

At December 31, 2016

(in thousands)

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives Instruments Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$24,800	$97	Accrued Interest Payable and Other Liabilities	$72,163	$673
Total Designated Instruments		24,800	97		72,163	673

Derivatives Instruments Not Designated Within a Hedging Relationship
Forward Loan Sales Commitments	Accrued Interest Receivable and Other Assets	$49,814	$2,764	Accrued Interest Payable and Other Liabilities	$49,310	$356
TBA mortgage-backed securities	Accrued Interest Receivable and Other Assets	237,500	1,928	Accrued Interest Payable and Other Liabilities	—	—
Rate Lock Commitments	Accrued Interest Receivable and Other Assets	168,001	6,539	Accrued Interest Payable and Other Liabilities	49,814	2,764
Total Undesignated Instruments		455,315	11,231		99,124	3,120

Total Derivatives		$480,115	$11,328		$171,287	$3,793

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Derivatives Insturments Not Designated Within a Hedging Relationship
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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impact of Derivative Instruments on the Statement of Income

For the Year Ended December 31, 2016

(in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward Loan Sales Commitments	$(2,202)	Other Income	$2,296	Other Income	$—
Total	$(2,202)		$2,296		$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments
Interest Rate Lock Commitments/Loans held for sale	$84,966	Realized and unrealized gains on mortgage banking activities
TBA mortgage-backed securities	1,928	Realized and unrealized gains on mortgage banking activities
Forward Loan Sales Commitments	(1,221)	Other Income
Total	$85,673

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(15)         Regulatory Matters

The Bank, as a state-chartered bank, is subject to the dividend restrictions established by the State Corporation Commission of the Commonwealth of Virginia.  Under such restrictions, the Bank may not, without the prior approval of the Bank’s primary regulator, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years.  At December 31, 2016, there were approximately $81.0 million of accumulated earnings at the Bank which could be paid as dividends to the Company.

The Bank is required to maintain a minimum non-interest earning clearing balance with the Federal Reserve Bank.  The average amount of the clearing balance was $6.3 million for 2016.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. On January 1, 2015, the new Basel III regulatory risk-based capital rules became effective.  Basel III includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4%.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Beginning January 1, 2016, a capital conservation buffer requirement was phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Company considers its new minimum capital ratios to be as follows: 5.125% for CET1; 6.625% for Tier 1 capital; and 8.625% for Total capital.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The regulatory capital of the Company at December 31, 2016 and 2015 is as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2016
(In thousands)

Total capital to risk weighted assets	$474,028	12.31%	$332,064	>	8.625%	N/A	>	N/A
Tier I capital to risk weighted assets	441,886	11.48%	255,064	>	6.625%	N/A	>	N/A
Common Equity Tier 1 capital	416,886	10.83%	197,313	>	5.125%	N/A	>	N/A
Tier I capital to average assets	441,886	10.77%	165,558	>	4.000%	N/A	>	N/A

At December 31, 2015
(In thousands)

Total capital to risk weighted assets	$428,554	11.37%	$301,450	>	8.00%	N/A	>	N/A
Tier I capital to risk weighted assets	396,382	10.52%	226,087	>	6.00%	N/A	>	N/A
Common Equity Tier 1 capital	371,382	9.86%	169,565	>	4.50%	N/A	>	N/A
Tier I capital to average assets	396,382	10.18%	156,757	>	4.00%	N/A	>	N/A

The regulatory capital of the Bank at December 31, 2016 and 2015 is as follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2016
(In thousands)
Total capital to risk-weighted assets	$469,123	12.28%	$329,573	>	8.625%	$382,114	>	10.00%
Tier I capital to risk-weighted assets	436,981	11.44%	253,150	>	6.625%	305,691	>	8.00%
Common Equity Tier 1 risk-based capital	436,981	11.44%	195,833	>	5.125%	248,374	>	6.50%
Tier I capital to average assets	436,981	10.71%	163,647	>	4.000%	204,559	>	5.00%

At December 31, 2015
(In thousands)
Total capital to risk-weighted assets	$424,302	11.32%	$299,886	>	8.00%	$374,857	>	10.00%
Tier I capital to risk-weighted assets	392,130	10.46%	224,914	>	6.00%	299,886	>	8.00%
Common Equity Tier 1 risk-based capital	392,130	10.46%	168,686	>	4.50%	243,657	>	6.50%
Tier I capital to average assets	392,130	10.13%	154,862	>	4.00%	193,578	>	5.00%

At December 31, 2016 and 2015, the Company and the Bank met all regulatory capital requirements and the Bank is considered “well-capitalized” from a regulatory perspective.

George Mason is also required to maintain defined capital levels under Department of Housing and Urban Development guidelines.  At December 31, 2016 and 2015, George Mason maintained capital in excess of these required guidelines.

(16)   Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2016 and 2015 are shown in the following table.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Available For Sale
(Dollars in thousands)	Securities	Cash Flow Hedges	Total
For the Year Ended December 31, 2016
Balance, beginning of period	$7,567	$(525)	$7,042
Net unrealized gains (losses) during the period	(3,585)	(2,202)	(5,787)
Amounts reclassified from AOCI	(2,945)	2,296	(649)
Other comprehensive income, net of tax	(6,530)	94	(6,436)
Balance, end of period	$1,037	$(431)	$606

	Available For Sale
	Securities	Cash Flow Hedges	Total
For the Year Ended December 31, 2015
Balance, beginning of period	$10,627	$(461)	$10,166
Net unrealized gains (losses) during the period	(2,295)	(2,743)	(5,038)
Amounts reclassified from AOCI	(765)	2,679	1,914
Other comprehensive income, net of tax	(3,060)	(64)	(3,124)
Balance, end of period	$7,567	$(525)	$7,042

The following table presents information related to reclassifications from accumulated other comprehensive income.

Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income into Income		Affected Line Item in the Consolidated Statements of Income
Comprehnsive Income	For The Years Ended December 31,
(In thousands)	2016	2015
Available For Sale Securities
	$4,594	$1,151	Net realized gain on investment securities-available for sale
	(1,649)	(386)	Tax (expense) or benefit
Total	$2,945	$765	Net of tax

Cash Flow Hedge

Forward Loan Sales Commitments	$(3,582)	$(4,179)	Realized and unrealized gains on mortgage banking activities
	1,286	1,500	Tax (expense) or benefit
Total	$(2,296)	$(2,679)	Net of tax

Total reclassifications for the period	$649	$(1,914)	Net of tax

(17)         Related-Party Transactions

Certain directors, officers and employees and/or their related business interests are at present, as in the past, banking customers in the ordinary course of business of the Company.  As such, the Company has had,

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Analysis of activity for loans to related parties follows:

(In thousands)	2016	2015
Balance, beginning of year	$79,240	$36,253
New loans	1,565	44,224
Loans paid off or paid down	(1,625)	(1,237)
Balance, end of year	$79,180	$79,240

George Mason leases its headquarters office space from a director of the Company who is the manager and a minority owner of the limited liability company that owns the building in which the space is leased.  The lease was extended during 2013 so that it now expires June 30, 2019.  The rent that George Mason pays for the use of this space under the existing lease ranges from $1.0 to $1.3 million annually over the next three years.  Common area expense reimbursements to the lessor are included in the lease.  Rent payments and common area maintenance reimbursements totaled $1.3 million in 2016, $1.3 million in 2015, and $1.2 million in 2014.  George Mason also leases a loan origination office from this same director.  He is a minority owner of limited liability company that owns the building in which the space is leased.  The rent that George Mason pays for this office for the use of this space under existing lease arrangements ranges from $170,000 to $179,000 annually over the next two years.  Rent payments totaled $172,000 in 2016, $149,000 in 2015 and $126,000 in 2014.  The Company also leases branch office space from a director who has an indirect ownership in the building.  Certain of his immediate family members own a minority interest in the limited liability company that owns the building.  The lease was extended during 2016 so that it now expires September 30, 2021.  The rent the Bank pays for the use of this space under the existing lease ranges from $35,000 to $38,000 annually over the next five years. Rent payments totaled $33,000 in 2016, $32,000 in 2015 and $31,000 in 2014.

(18)                          Earnings Per Common Share

The following is the calculation of basic and diluted earnings per common share.

(In thousands, except per share data)	2016	2015	2014
Net income	$50,491	$47,334	$32,683
Weighted average shares for basic	33,173	32,744	32,392
Weighted average shares for diluted	33,690	33,208	32,824
Basic earnings per common share	$1.52	$1.45	$1.01
Diluted earnings per common share	$1.50	$1.43	$1.00

The following shows the composition of basic outstanding shares for the years ended December 31, 2016, 2015, and 2014:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)	2016	2015	2014
Weighted average shares outstanding - basic	32,556	32,197	31,925
Weighted average shares attributable to deferred compensation plans	617	547	467
Total weighted average shares - basic	33,173	32,744	32,392

Weighted average shares for the basic earnings per share calculation is increased by the number of shares required to be issued under the Company’s various deferred compensation plans.  These plans provide for a Company match. The Company match must be in common stock of the Company.

The following shows the composition of diluted outstanding shares for the years ended December 31, 2016, 2015, and 2014:

(in thousands)	2016	2015	2014
Weighted average shares outstanding - basic	32,556	32,197	31,925
Weighted average shares attributable to deferred compensation plans	972	843	738
Weighted average shares attributable to vested stock options	113	161	161
Incremental shares from unvested stock options	—	6	—
Incremental shares from restricted stock awards	49	1	—
Total weighted average shares - diluted	33,690	33,208	32,824

Employees and directors who participate in the Company’s deferred compensation plans can allocate, at their discretion, their contributions to various investment options, including an option to invest in Company Common Stock.  The incremental weighted average shares attributable to the deferred compensation plans included in diluted outstanding shares assumes the participants opt to invest all of their contributions into the Company’s Common Stock investment option.

There were 3,171 antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for each of the years ended December 31, 2016. There were no antidilutive outstanding stock options excluded from the weighted average shares outstanding for the diluted earnings per share calculation for December 31, 2015 and 2014.  There were no antidilutive outstanding restricted stock awards excluded from the calculation of weighted average shares outstanding for the diluted earnings per share calculation for the year ended December 31, 2016.   There were 438 shares of antidilutive restricted stock grants that were excluded from the weighted average shares outstanding for the diluted earnings per share calculation for the year ended December 31, 2015.  The Company did not have restricted stock grants for 2014 and therefore there were no antidilutive restricted stock grants for those years.  These stock options and restricted stock grants have exercise prices that were greater than the average market price of the Company’s common stock for the years presented.  In addition, there were 0, 5,948, and 0 incremental shares related to unvested stock options added to the diluted weighted average share calculation for the years ended December 31, 2016, 2015, and 2014, respectively.  For the years ended December 31, 2016 and 2015, respectively, there were 48,676 and 624 incremental shares related to unvested restricted stock grants added to the diluted weighted average share calculation.

(19)                          401(k) Plan

Employees who work twenty (20) hours or more a week and have been employed by the Company for a month can elect to participate in and make contributions into a 401(k) Plan.  The Company contributes $0.50 for $1.00 of employee contributions up to a maximum of 3% of the employee’s contribution. Expense related to the

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company’s match in 2016, 2015, and 2014, was $1.5 million, $ 1.3 million, and $1.2 million, respectively.  Employees are immediately vested in the Company’s matching contribution.

(20)                          Deferred Compensation Plans

The Company has deferred compensation plans for its directors and certain employees.  Under the directors’ plan, a director may elect to defer all or a portion of any director-related fees including fees for serving on board committees.  Under the employees’ plan, certain employees may defer all or a portion of their compensation including any bonus or commission compensation.  Director and employee deferrals, other than employees of George Mason, are matched 50% by the Company.  Deferrals made by employees of George Mason are not eligible for the Company match.  The amount of the Company match is deemed invested in Company common stock which vests immediately for the directors and over three years for employees.  The maximum Company match is $50,000 per year per participant eligible to receive the match.  Expense relating to the deferred compensation plans for the years ended December 31, 2016, 2015, and 2014, was $969,000, $656,000, and $682,000, respectively.

The deferred compensation plan liability at December 31, 2016 and 2015 was $18.0 million and $13.0 million, respectively.  The trust established for the deferred compensation plan is funded.

The Company has a supplemental executive retirement plan (SERP) that covers certain executive officers.  Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest beginning with the individual’s retirement.  A liability is accrued for the obligation under these plans.  The expense incurred for the SERP in 2016, 2015, and 2014, was $1.5 million, $207,000, and $210,000, respectively. The SERP liability was $8.8 million and $7.4 million at December 31, 2016 and 2015, respectively.

(21)                          Director and Employee Stock-Based Compensation Plans

At December 31, 2016, the Company had two stock-based employee compensation plans, the 1999 Stock Option Plan (the “Option Plan”) and the 2002 Equity Compensation Plan (the “Equity Plan”).

In 1998, the Company adopted the Option Plan pursuant to which the Company may grant stock options for up to 625,000 shares of the Company’s common stock to employees and members of the Company’s and its subsidiaries’ boards of directors. As of November 23, 2008, the Option Plan expired, and therefore, there are no shares of common stock available to grant under this plan.

In 2002, the Company adopted the Equity Plan. The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to directors, eligible officers and key employees of the Company. In 2011, the shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock reserved for issuance under it from 2,420,000 to 3,170,000, an increase of 750,000 shares.  In addition, the amendment extended the term of the Equity Plan to February 21, 2021.  There are 95,926 shares of the Company’s common stock available for future grants and awards in the Equity Plan as of December 31, 2016.

The following tables present a summary of the Company’s stock option activity for the years ended December 31, 2016, 2015, and 2014:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2015	1,023,550	$14.97
Granted	17,000	19.18
Exercised	(481,072)	15.06
Forfeited	(7,834)	16.27
Outstanding at December 31, 2016	551,644	$14.99	5.80	$9,816,931
Options exercisable at December 31, 2016	457,182	$14.29	5.40	$8,458,258

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2014	1,189,193	$13.53
Granted	119,000	20.10
Exercised	(272,043)	10.94
Forfeited	(12,600)	14.76
Outstanding at December 31, 2015	1,023,550	$14.97	6.86	$7,961,406
Options exercisable at December 31, 2015	723,425	$13.98	6.35	$6,343,007

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2013	1,011,553	$12.03
Granted	314,500	16.95
Exercised	(128,660)	10.08
Forfeited	(8,200)	13.47
Outstanding at December 31, 2014	1,189,193	$13.53	6.06	$7,487,376
Options exercisable at December 31, 2014	810,643	$12.37	4.92	$6,047,912

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information pertaining to stock options outstanding at December 31, 2016 is as follows:

At December 31, 2016

	Options Outstanding			Options Exercisable
		Weighed Average			Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$5.95 - $8.39	30,500	2.0 years	$6.93	30,500	$6.93
$9.50 - $10.91	31,000	3.8 years	9.81	31,000	9.81
$11.03 - $12.65	125,150	4.3 years	11.46	119,300	11.44
$13.00 - $15.02	51,700	6.3 years	14.92	48,200	14.95
$15.32 - $17.93	194,500	6.9 years	16.64	177,100	16.64
$18.29 - $20.05	111,294	6.8 years	19.36	49,582	19.23
$20.68 - $22.98	7,500	8.4 years	21.18	1,500	21.18
Outstanding at year end	551,644	5.8	14.99	457,182	14.29

Total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $5.9 million, $3.0 million, and $1.0 million, respectively.

A summary of the status of the Company’s non-vested stock options and changes during the years ended December 31, 2016, 2015, and 2014 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2013	289,150	$5.29
Granted	314,500	5.64
Vested	(218,750)	5.32
Forfeited	(6,350)	5.25
Balance at December 31, 2014	378,550	$5.56
Granted	119,000	5.95
Vested	(187,275)	5.64
Forfeited	(10,150)	5.49
Balance at December 31, 2015	300,125	$5.67
Granted	17,000	5.59
Vested	(217,129)	5.70
Forfeited	(5,534)	5.96
Balance at December 31, 2016	94,462	$5.57

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock grant activity during the years ended December 31, 2016 and 2015 is shown below.  Prior to January 1, 2015, the Company had no restricted stock grants outstanding.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2014	—	$—
Granted	89,095	22.12
Vested	(23,163)	23.15
Forfeited	—	—
Balance at December 31, 2015	65,932	$21.76
Granted	107,825	19.74
Vested	(55,309)	20.36
Forfeited	(14,392)	20.37
Balance at December 31, 2016	104,056	$20.60

At December 31, 2016, there was $286,000 of unrecognized compensation expense related to non-vested stock options and $1.5 million of unrecognized compensation expense related to restricted stock grants under the plans. The expense is expected to be recognized over a weighted average period of 1.8 years for stock options and 2.4 years for restricted stock. The total fair value of shares from stock options that vested during the years ended December 31, 2016, 2015, and 2014, was $1.2 million, $1.1 million, and 1.2 million, respectively. The total fair value of restricted stock grants that vested during the years ended December 31, 2016 and 2015 was $1.2 million and $536,000, respectively.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2016, 2015, and 2014, follows:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)

At and for the Year Ended December 31, 2016:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$127,726	$964	$—	$(833)	$—	$127,857
Provision for loan losses	(264)	—	—	—	—	(264)
Non-interest income	10,196	51,369	438	351	—	62,354
Non-interest expense	66,710	40,850	343	7,267	—	115,170
Provision (benefit) for income taxes	23,192	4,137	33	(2,548)	—	24,814
Net income (loss)	$48,284	$7,346	$62	$(5,201)	$—	$50,491

Total Assets	$4,128,792	$349,953	$2,540	$447,671	$(718,442)	$4,210,514

At and for the Year Ended December 31, 2015:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$114,674	$2,454	$—	$(734)	$—	$116,394
Provision for loan losses	1,388	—	—	—	—	1,388
Non-interest income	5,293	43,700	489	3,210	—	52,692
Non-interest expense	59,956	31,806	432	4,104	—	96,298
Provision (benefit) for income taxes	19,448	5,168	20	(570)	—	24,066
Net income (loss)	$39,175	$9,180	$37	$(1,058)	$—	$47,334

Total Assets	$3,970,432	$427,047	$2,465	$406,981	$(777,004)	$4,029,921

At and for the Year Ended December 31, 2014:

			Wealth
	Commercial	Mortgage	Management		Intersegment
	Banking	Banking	Services	Other	Elimination	Consolidated
Net interest income	$105,584	$2,818	$—	$(702)	$—	$107,700
Provision for loan losses	1,938	—	—	—	—	1,938
Non-interest income	5,727	32,314	636	501	—	39,178
Non-interest expense	58,315	30,813	428	6,672	—	96,228
Provision (benefit) for income taxes	16,707	1,661	73	(2,412)	—	16,029
Net income (loss)	$34,351	$2,658	$135	$(4,461)	$—	$32,683

Total Assets	$3,334,243	$356,672	$2,399	$385,782	$(679,962)	$3,399,134

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligations.  All standby letters of credit outstanding at December 31, 2016 are collateralized.

Commitments to extend credit of $1.3 billion primarily have floating rates as of December 31, 2016.  Commitments to extend credit of $217.8 million as of December 31, 2016 are related to George Mason’s mortgage loan funding commitments and are of a short term nature.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$1,503,655	$1,480,407
Standby letters of credit	35,458	32,487

The fair value of the liability associated with standby letters of credit and commitments to extend credit for the years ended December 31, 2016 and 2015 were $375,000 and $449,000, respectively.

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals were not acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities.  The Company evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims.  The Company recognizes an expense when settlement is deemed probable and the amount of such a settlement is estimable.  Given the steps that have been taken to limit the exposure coupled with the passage of time and the expiration of the statute of limitations for loans originated in certain prior years, the Company’s current expectation is that future putback claims will be limited in number.

During 2016 and 2015, George Mason settled with investors on such loans for a total of $600,000 and $0, respectively.  This reserve had a balance of $0 and $500,000 for the years ended December 31, 2016 and 2015, respectively.  The expense related to this reserve for the years ended December 31, 2016, 2015, and 2014, was $100,000, $397,000, and $83,000, respectively.

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

Recurring Fair Value Measurements

All classes of the Company’s investment securities available-for-sale, the Company’s trading investment securities, which include cash equivalents and mutual funds, and bank-owned life insurance are recorded at fair value, measured using reliable and unbiased evaluations by an industry-wide valuation service and therefore fall into the Level 2 category.  This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  Generally, the methodology includes

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

There were no significant transfers into and out of Level 1, Level 2 and Level 3 measurements in the fair value hierarchy during the year ended December 31, 2016.  Transfers between levels are recognized at the end of each reporting period.  The valuation technique used for fair value measurements using significant other observable inputs (Level 2) is the market approach for each class of assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are shown below:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2016

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$49,608	$—	$49,608	$—
Mortgage-backed securities	176,270	—	176,270	—
Municipal securities	162,313	—	162,313	—
Total investment securities available-for-sale	388,191	—	388,191	—
Investment securities — trading	8,383	—	8,383	—
Loans held for sale	145,231	—	—	145,231
Bank-owned life insurance	33,388	—	33,388	—
Derivative asset - rate lock commitments	6,539	0	6170	369
Derivative asset — forward loan sales commitments	2,861	—	2,861	—
Derivative asset — TBA mortgage-backed securities	1,928	1,928	—	—
Derivative liability - forward loan sales commitments	1,029	—	1,029
Derivative liability — interest rate lock commitments	2,764	—	2,764	—

At December 31, 2015

(In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government-sponsored agencies	$72,905	$—	$72,905	$—
Mortgage-backed securities	162,724	—	162,724	—
Municipal securities	178,448	—	178,448	—
Total investment securities available-for-sale	414,077	—	414,077	—
Investment securities — trading	5,881	—	5,881	—
Bank-owned life insurance	32,978	—	32,978	—
Derivative asset - rate lock and forward loan sales commitments	18,353	—	18,353	—
Derivative asset — interest rate lock commitments	729	—	729	—
Derivative asset — TBA mortgage-backed securities	64	64	—
Derivative liability - rate lock and forward loan sales commitments	1,587	—	1,587	—
Derivative liability — interest rate lock commitments	690	—	690	—
Derivative liability — TBA mortgage-backed securities	181	181	—	—

During 2016, the Company updated its fair valuation technique for interest rate lock commitments and loans held for sale under mandatory delivery.  A reconciliation of recurring fair value measurements categorized as Level 3 is presented below:

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2016
Beginning Balance, January 1	$—
Originations of loans held for sale	1,173,316
Sales of loans held for sale	(1,066,240)
Gains or losses during the period recognized in earnings	38,155
Ending Balance, December 31	$145,231

Quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for mandatory interest rate lock commitments and loans held for sale is presented below.

	Fair Value at	Valuation	Unobservable	Range
(In thousands)	December 31, 2016	Technique	Input	(Weighted Average)

Loans held for sale	$145,231	Market Pricing Analysis	Historical Sales Prices	0.03 - 0.54% (0.22%)
Derivative asset attributable to mandatory rate lock commitments	369	Market Pricing Analysis	Historical Sales Prices	0.03 - 0.54% (0.22%)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the tables above.  These assets include the valuation of the Company’s loans receivable — evaluated for impairment and other real estate owned. Neither was measured at fair value at December 31, 2016 or December 31, 2015.

In addition, loans held for sale that are delivered on a best efforts basis are recorded at the lower of cost or fair value.  Loans held for sale with fair values less than cost are measured at fair value on a nonrecurring basis.  Fair value for fixed rate residential mortgages is based upon the pricing of similar coupon mortgage-backed securities and for adjustable rate loans the Company uses investor indicated pricing.  Loans held for sale that are measured at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015 were $11.9 million and $0, respectively.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

comparisons and may be subject to further adjustment for certain non-observable criteria.  In addition, an estimate of costs to sell the collateral is assumed.

Loans receivable – evaluated for impairment that are designated at fair value using Level 3 inputs on a nonrecurring basis total $1.3 million at December 31, 2015.  The total amount for each period presented represents the entire population of loans receivable – evaluated for impairment, and of this amount, $1.3 million was determined to be impaired and recorded at fair value.  Collateral is in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2).  However, in certain instances, the Company applies a discount to the valuation of the collateral if the collateral being evaluated is in process of construction or a residence.  In addition, the Company considers past experience of actual sales of collateral and may further discount the appraisal of the collateral being evaluated.  This is considered a Level 3 valuation.  The value of business equipment is based upon the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.  At December 31, 2015, the Company’s Level 3 loans consisted of five relationships which were secured primarily by business assets, residential real estate and listed securities.

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

Investment Securities Held-to-Maturity and Other Investments

Fair values for investment securities held-to-maturity are based on quoted market prices or prices quoted for similar financial instruments.  For pooled trust preferred securities that are held-to-maturity, the Company estimates the fair value of these securities through the use of internal calculations and through information provided by external pricing sources.  Certain other investments such as Federal Home Loan Bank stock is recorded at cost as this is the estimated fair value based on its redemption provisions.

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

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following summarizes the carrying amount of these financial assets and liabilities that the Company has not recorded at fair value on a recurring or nonrecurring basis disclosed elsewhere in this note at December 31, 2016 and 2015:

	December 31, 2016
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,832	$97,832	$97,832	$—	$—
Investment securities held-to-maturity and other investments	19,963	19,393	—	19,393	—
Loans held for sale	140,620	141,292	—	141,292	—
Loans receivable, net	3,249,392	3,201,600	—	1,592	3,200,008
Accrued interest receivable	10,867	10,867	10,867	—	—

Financial liabilities:
Demand deposits	$733,475	$733,475	$733,475	$—	$—
Interest checking	453,863	453,863	453,863	—	—
Money market and statement savings	812,753	812,753	812,753	—	—
Certificates of deposit	1,282,609	1,281,947	—	1,281,947	—
Other borrowed funds	426,671	427,772	—	427,772	—
Accrued interest payable	943	943	943	—	—

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2015
	Carrying	Estimated	Fair Value Measurements Using
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,337	$39,337	$39,337	$—	$—
Investment securities held-to-maturity and other investments	24,803	24,278	—	20,970	3,308
Loans held for sale	383,768	383,768	—	383,768	—
Loans receivable, net	3,024,587	3,005,260	—	707	3,004,553
Accrued interest receivable	10,633	10,633	10,633	—	—

Financial liabilities:
Demand deposits	$657,398	$657,398	$657,398	$—	$—
Interest checking	451,545	451,545	451,545	—	—
Money market and statement savings	740,372	740,372	740,372	—	—
Certificates of deposit	1,183,456	1,185,188	—	1,185,188	—
Other borrowed funds	537,965	540,755	—	540,755	—
Accrued interest payable	1,266	1,266	1,266	—	—

(25)         Parent Company Only Financial Statements

The Cardinal Financial Corporation (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2016 and 2015

(In thousands)

	2016	2015
Assets
Cash and cash equivalents	$4,878	$6,053
Investment securities - trading	8,383	5,881
Other investments	113	113
Investment in subsidiaries	447,001	407,792
Premises and equipment, net	514	553
Goodwill	24,730	24,730
Other assets	6,955	2,165

Total assets	$492,574	$447,287

Liabilities and Shareholders’ Equity

Debt to Cardinal Statutory Trust I & UFBC Capital Trust I	$24,430	$24,384
Other liabilities	15,967	9,756

Total liabilities	40,397	34,140

Total shareholders’ equity	$452,177	$413,147

Total liabilities and shareholders’ equity	$492,574	$447,287

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Income:
Dividend income	$13,200	$13,100	$33,700
Net interest expense	(833)	(734)	(702)
Net realized and unrealized trading gains	329	240	478
Other income	22	2,970	20

Total income (loss)	12,718	15,576	33,496

Expense - general and administrative	7,267	4,105	6,668

Net loss before income taxes and equity in undistributed earnings of subsidiaries	5,451	11,471	26,828

Income tax benefit	(2,548)	(570)	(2,417)

Equity in undistributed earnings of subsidiaries	42,492	35,293	3,438

Net income	$50,491	$47,334	$32,683

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$50,491	$47,334	$32,683
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(42,492)	(35,293)	(3,438)
Depreciation	39	40	39
Purchase of investment securities - trading	(4,876)	(2,391)	(2,215)
Gain on investment securities - trading	(329)	(240)	(478)
Stock compensation	187	403	364
Change in other assets and liabilities	4,188	1,333	(20,611)

Net cash provided by operating activities	7,208	11,186	6,344

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents	—	—	3,428

Net cash provided by investing activities	—	—	3,428

Cash flows from financing activities:
Dividends on common stock	(15,629)	(14,160)	(10,877)
Restricted stock issuance	—	536	—
Stock options exercised	7,246	3,786	1,499

Net cash used in financing activities	(8,383)	(9,838)	(9,378)

Net increase (decrease) in cash and cash equivalents	(1,175)	1,348	394

Cash and cash equivalents at beginning of year	6,053	4,705	4,311

Cash and cash equivalents at end of year	$4,878	$6,053	$4,705

CARDINAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26)         Other Operating Expenses

The following shows the composition of other operating expenses for the years ended December 31, 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Stationary and supplies	$1,347	$1,350	$1,429
Other taxes	545	504	619
Travel and entertainment	503	562	547
Premises and equipment	3,154	3,047	3,217
Business memberships	376	375	377
Employment services	472	371	210
Board of directors expenses	826	909	841
Loan expense	549	633	548
Miscellaneous	2,695	2,113	2,477
Total other operating expense	$10,467	$9,864	$10,265

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on management’s assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.

Our independent registered public accounting firm, Yount, Hyde & Barbour, P.C., has issued an attestation report on the effectiveness of our internal controls over financial reporting which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The following biographical information discloses each director’s age, business experience in the past five years and the year each individual was first elected to the Board of Directors of the Company. In addition, this information includes the experience, qualifications, attributes, or skills that led to the conclusion that each of the Company’s directors should serve as a director at this time. Unless otherwise specified, each director has held his or her current position for at least five years.

Directors Serving for Terms Expiring in 2017

B. G. Beck, 80, has been a director since 2002.  He has been President of The Beck Foundation since its inception in 2005.  He currently serves on the Board of Visitors of George Mason University, Fairfax, Virginia. He was the Vice Chairman and director of L-1 Identity Solutions Inc., formerly Viisage Technologies, Inc., from 2004 to 2011. He was President and Chief Executive Officer of Trans Digital Technologies from 1997 to 2004.

William G. Buck, 70, has been a director since 2002. He is currently our Lead Director.   Mr. Buck has been involved in the daily management as President of William G. Buck & Associates, Inc., a real estate brokerage, development and property management firm in Arlington, Virginia, since 1976. Mr. Buck has served or serves on the Board of Directors of Virginia Hospital Center and Florida Southern College.

Sidney O. Dewberry, P.E., L.S., 89, has been a director since 2002. Mr. Dewberry is Chairman Emeritus and Founder of Dewberry, an architectural, engineering, planning, surveying and landscape architecture firm headquartered in Fairfax, Virginia. Mr. Dewberry has managed this company for over 60 years which currently has over 2,000 employees and over $300 million in gross revenues.

William E. Peterson, 55, has been a director since 2003. He has been Principal and Officer of The Peterson Companies for the past 20 years. Mr. Peterson served as The Peterson Companies’ Chief Financial Officer from 1992 until 2001. In 2001, he assumed the position of Chief Operating Officer of Peterson Management Company. In 2006, Mr. Peterson was elevated to the position of President of Peterson Management Company. In 2008, Mr. Peterson became the Portfolio Investment Manager of the family’s Non-Real Estate Assets in addition to duties as a Principal of The Peterson Companies. As part of this role, in 2009 Mr. Peterson launched a new life sciences start up known as Vizuri Health Sciences LLC, for which he currently serves as CEO.

Directors Serving for Terms Expiring in 2018

Bernard H. Clineburg, 68, has been a director since 2001. Mr. Clineburg is our Executive Chairman.  He was previously our Chairman and Chief Executive Officer from October 2001 to February 2016. Mr. Clineburg, a local bank executive for over 40 years, is the former Chairman, President and Chief Executive Officer of United Bank (formerly George Mason Bankshares).

Michael A. Garcia, 57, has been a director since 2003. He is the President and Owner of Mike Garcia Construction, Inc. in Woodbridge, Virginia, since 1981. His company is involved in residential and commercial land development and construction, plus residential remodeling. Mr. Garcia was a founding director of the Company’s subsidiary Cardinal Bank—Manassas/Prince William, N.A. in 1999 and became a director of Cardinal Bank when the two subsidiaries were merged in 2002.

J. Hamilton Lambert, 76, has been a director since 1999. Mr. Lambert is President of J. Hamilton Lambert and Associates, a consulting firm based in Fairfax, Virginia which provides a broad range of customized management and consulting services to governments, businesses and individuals. He is also the Executive Director of the Claude Moore Charitable Foundation.

Barbara B. Lang, 73, has been a director since February 2014.  She is the managing principal and CEO of Lang Strategies, LLC.  She was previously the President and CEO of the D.C. Chamber of Commerce for almost 12 years.  Prior to joining the D.C. Chamber, Mrs. Lang was the Vice President of Corporate Services and Chief Procurement Officer for Fannie Mae.  Mrs. Lang spent 25 years with IBM before joining Fannie Mae in 1992, where she served in several management positions in finance, administration and product forecasting.

Directors Serving for Terms Expiring in 2019

William J. Nassetta, MD, MPH, 56, has been a director since 2012.  Dr. Nassetta is Founder, CEO, and Medical Director of CORE, LLC, an Occupational Medical Staffing and Consultation Company, and Founder and CEO of CORE Health Networks.  Both companies operate nationally.  Dr. Nassetta currently serves as Medical Director for a number of organizations and companies, including NASA, Georgia Pacific, and UOP, a Honeywell Company.

Alice M. Starr, 67, has been a director since 2001 and has more than 35 years of marketing, public relations, client development and event planning experience. Currently, she is President and CEO of Starr Strategies, a marketing and public relations consulting firm. She was Vice President of WEST*GROUP, a commercial real estate firm headquartered in McLean, Virginia, from 1988 to 2004.

Steven M. Wiltse, 60 has been a director since 2012.  He is a retired Partner of BDO USA, LLP and previously a Partner with the public accounting firm Argy, Wiltse, Robinson, P.C., prior to its acquisition in November 2012 by BDO USA, LLP.  Mr. Wiltse was a founding Partner of Argy, Wiltse, Robinson, P.C., which was headquartered in McLean, Virginia since 1991.  He has previously served as a director of EagleBank from 2010 to 2011 and a director of Fed Med Bank in 2009.

There are no current arrangements between any directors and any other person pursuant to which the director was selected to serve.  No family relationships exist among any of the directors or between any of the directors and executive officers of the Company.

Executive Officers

The following individuals are executive officers of the Company who are not also directors. This list excludes Executive Chairman Bernard H. Clineburg, who all serves as a director. Unless otherwise specified, each officer has held their current position for at least five years.

Christopher W. Bergstrom, 57, was named our President and Chief Executive Officer in February 2016.  He was previously a Regional President of Cardinal Bank since 2002, our Chief Credit Officer since 2005 and our Chief Risk Officer since 2007. He was President and Chief Executive Officer of Cardinal Bank-Manassas/Prince William, N.A. from 1999 to 2002 when it merged with Cardinal Bank.

Alice P. Frazier, 51, has been the Chief Operating Officer since 2010.  She was appointed Executive Vice President—Office of the Chairman upon her joining us in March 2009. Ms. Frazier previously served as Senior Vice President—Area Executive of BB&T Corporation from May 2007. Prior to joining BB&T, Ms. Frazier served in several capacities for Middleburg Financial Corporation, including as Chief Financial Officer from 1993 to 2004 and as Chief Operating Officer from January 2004 to April 2007.

F. Kevin Reynolds, 57, has been Regional President of Cardinal Bank since 1999 and was previously our Executive Vice President and Senior Lending Officer from 1998 to 1999. He is responsible for the commercial and retail business development for the Company.  He was President and Chief Executive Officer of Cardinal Bank, N.A. from 1998 to 2002 prior to our multi-bank consolidation.

Mark A. Wendel, 58, has been Executive Vice President and Chief Financial Officer since June 2006. He was previously the Chief Financial Officer of First Community Bancshares, Inc. from October 2005 until March 2006. From 2002 until October 2005, he was the Corporate Controller of BankAtlantic Bancorp.

The Committees of the Board of Directors

The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee, a Loan Committee, and a Nominating Committee. All Committees met at various times during 2016.  Specific information regarding the Audit Committee, the Compensation Committee and the Nominating Committee is presented below.

Audit Committee

The Audit Committee consists of Mr. Lambert, as Chairman, Messrs. Beck, Peterson and Wiltse and Ms. Starr. The Board of Directors has determined that each of the members of the Audit Committee is independent in accordance with Nasdaq’s listing standards and the requirements of the SEC. The Board of Directors has also determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Lambert qualifies as an “audit committee financial expert” as defined by regulations of the SEC.

The Audit Committee has adopted a charter, which provides guidance to the committee, the entire Board and the Company regarding its purposes, goals, responsibilities, functions and its evaluation. The Audit Committee is responsible for the selection and recommendation of the independent accounting firm for the annual audit. It reviews and accepts the reports of our independent auditors, internal auditor, and federal and state examiners. The Audit Committee met eight times during the year ended December 31, 2016.

Compensation Committee

The Compensation Committee consists of Mr. Buck, as Chairman, and Messrs. Dewberry, Garcia and Peterson, all of whom the Board in its business judgment has determined are independent as defined by Nasdaq’s listing standards and the requirements of the SEC. The Compensation Committee reviews senior management’s performance and compensation and reviews and sets guidelines for compensation of all employees. The Compensation Committee met eight times during the year ended December 31, 2016.

The Compensation Committee has adopted a charter, which provides guidance to the Compensation Committee, the Board of Directors and the Company regarding the administration of the compensation programs and policies of the Company. The Compensation Committee is responsible for maintaining compensation policies that support our achievement of overall goals and objectives and that such policies are designed with full consideration of all of our accounting, tax, securities law, and regulatory requirements.

Nominating Committee

The Nominating Committee consists of Mr. Buck, as Lead Director, and Messrs. Beck, Dewberry, Garcia, Lambert, Nassetta, Peterson, Wiltse and Ms. Lang and Ms. Starr.  The Board of Directors in its business judgment has determined that all members of the Nominating Committee are independent as defined by Nasdaq’s listing standards. The Nominating Committee is responsible for selecting and recommending to the Board of Directors with respect to (i) nominees for election at the Annual Meeting of Shareholders and (ii) nominees to fill Board vacancies. The Nominating Committee does not have a charter that governs the nominations process.  The Nominating Committee met once during the year ended December 31, 2016.

In identifying potential nominees, the Nominating Committee takes into account such factors as it deems appropriate, including the current composition of the Board of Directors to ensure diversity among its members. Diversity includes the range of talents, experiences and skills that would best complement those that are already represented on the Board, the balance of management and independent directors and the need for specialized expertise. The Nominating Committee considers candidates for Board membership suggested by its members and by management and the Nominating Committee will also consider candidates suggested informally by a shareholder of the Company.

Code of Ethics

Our Code of Ethical Conduct applies to all of our directors, officers and employees (collectively, “Employees”). It is a standard for responsible and professional behavior that should serve as a guide for all business dealings. Our Code requires:

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, regulatory organizations and the public;

•                  compliance with applicable governmental laws, rules and regulations;

•                  prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code;

•                  the exercise of due diligence to prevent and detect criminal conduct;

•                  promotion of an organizational culture that encourages ethical conduct and a commitment to compliance with the law; and

•                  accountability of adherence to the Code.

Ethical business conduct and compliance with all local, state and federal laws, rules and regulations are vital in maintaining the public’s trust and confidence. In all our endeavors, two fundamental principles will apply:

•                  Employees will always place the interests of the Company and our clients first, and

•                  Employees have the duty and obligation to make full disclosure of any situation in which his or her private interests conflict with those of the Company or our clients.

Each Employee is required to be aware of the principles in the Code, to adhere to its guidelines, and to seek assistance from senior management, supervisory personnel, or the Human Resources Department when any questions arise about the Code, or when a situation develops that may present a problem under the Code. The Code provides a mechanism for Employees to report potential violations anonymously, and we do not permit retaliation of any kind against Employees for good faith reports of ethical violations.  Our Board of Directors exercises reasonable oversight with respect to the implementation and effectiveness of this Code. Our Code of Ethics can be found on our website at www.cardinalbank.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and any persons who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of shares of Common Stock. Directors and executive officers are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file, and we assist these individuals in this process. Based upon a review of SEC Forms 3, 4, and 5 and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, we believe that, except as disclosed below, all Section 16 (a) filing requirements applicable to those certain executive officers, directors, and beneficial owners of more than 10% of our Common Stock were timely met during the year ended December 31, 2016.

Certain of our directors and officers participate in our deferred income plan pursuant to which they receive deferred stock units each pay period for the amount of compensation that they defer. During the year ended December 31, 2016, the following reports were not timely filed in connection with the receipt of these deferred stock units.  Each of these reports covered a single deferred stock unit transaction: Mr. Beck—seventeen reports; Mr. Bergstrom—twenty-one reports; Mr. Buck—seventeen reports; Mr. Clineburg—twenty-eight reports; Mr. Dewberry—thirteen reports; Ms. Frazier—twenty-seven reports; Mr. Garcia—seventeen reports; Mr. Lambert—seventeen reports; Ms. Lang — seventeen reports; Mr. Peterson—fifteen reports; Mr. Reynolds—twenty-eight reports; Ms. Starr—seventeen reports; Mr. Wendel—twenty-eight reports and Mr. Wiltse — sixteen reports.

Item 11.  Executive Compensation

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K and discussed it with our management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Compensation Committee

William G. Buck, Chairman

Sidney O. Dewberry, Vice Chairman

Michael A. Garcia

William E. Peterson

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

The Company and its subsidiaries conduct business with companies of certain members of the Compensation Committee, including Messrs. Buck and Peterson, are affiliated.  See “Certain Relationships and Related Transactions” under Item 13 below.

Compensation Discussion and Analysis

Compensation Philosophy and General Objectives

The primary objective of our executive compensation program is to attract and retain highly skilled and motivated executive officers that significantly contribute to the company’s success. The executive officers are expected to manage the Company to promote its growth and profitability, minimize risk, leading to long term value for our shareholders. As such, the compensation program is designed to provide levels of compensation that reflect the executive’s role in the organization and reward both the individual’s and the organization’s performance. We assess our executive officers’ performance both objectively and subjectively using both financial measures (such as return on average assets, return on average equity, efficiency ratio, credit quality, net income to target and total return to shareholders) and non-financial goals and objectives (including strategic objectives, safety and soundness, risk management and service to the community). The Compensation Committee (the “Committee”) believes that evaluating performance in this manner aligns the interests of our executive officers with the achievement of long-term sustainable financial performance and resulting increases in shareholder value.  We believe that our compensation program contributes to achieving these results.

Management Say on Pay Vote Results for 2016

At our 2016 Annual Meeting of Shareholders, approximately 54% of the shareholders who voted on the “say on pay” proposal approved the compensation we pay to our named executive officers.

In making decisions regarding its executive compensation program, the Committee has considered specific comments received from shareholders, including those in connection with the advisory vote on executive compensation.  The Committee continues to undertake an effort to re-evaluate the appropriateness and competitiveness of the Company’s total compensation program in light of shareholder feedback generally and to ensure the Company’s executive compensation program represents the best interests of shareholders.  The Committee is committed to performing a thorough assessment and making changes as deemed necessary to attract and retain the highest quality talent in a very competitive labor market, to reward for achieving the Company’s objectives, and to align with the best interests of the Company and its shareholders.

During 2015, in response to shareholder concerns, the Committee approved two policies (1) stock ownership and retention guidelines for its named executive officers and (2) a formal compensation recovery (clawback) policy for its named executive officers.  Both of these policies remain in effect.

2016 Financial Highlights

For the year ended December 31, 2016, we reported record net income of $50.5 million, which included $3.3 million of after-tax expenses related to the August 17, 2016 announcement of the merger with United Bankshares.  The adjusted net income of $53.8 million for 2016, which is exclusive of the merger expenses, represents a 17% increase over 2015 adjusted earnings of $46.1 million, which excludes one-time income related to a litigation settlement.  The Company realized increased returns on average assets (“ROAA”) and average equity (“ROAE”), adjusted for merger related expenses, of 1.31% and 12.14%, respectively for 2016.  For 2015, the results were an adjusted ROAA of 1.26% and ROAE of 11.44%.

Net interest income increased 9.8% to $127.9 million for the year ended December 31, 2016, compared to $116.4 million for the year ended December 31, 2015, a result of a 12.5% increase in interest earning assets.  Ongoing pristine credit quality and strong net recoveries throughout the year contributed to a negative provision for loan losses of $264 thousand for the year ended December 31, 2016, compared to a provision expense of $1.4 million for 2015.  Non-interest income increased 18.3% to $62.4 million for the year ended December 31, 2016 as compared to $52.7 million for 2015 due primarily to an increase in realized and unrealized gains on mortgage banking activities from our mortgage banking business segment.  Non-interest expenses, excluding merger expenses for both years,  was $111.1 million for the year ended December 31, 2016 compared to $95.8 million for the year ended December 31, 2015.  During 2016, management executed upon a strategy to improve the net interest margin by offsetting prepayment penalties associated with early retirement of advances at the Federal Home Loan Bank with gains on sale of investment securities.  This strategy contributed to the stabilization and improvement of the net interest margin to end the year at 3.37% for the fourth quarter 2016 compared to 3.25% for the fourth quarter of 2015.

Organic balance sheet growth continued throughout the year as total assets were $4.21 billion at December 31, 2016, an increase of 4.5%, from $4.03 billion at December 31, 2015.  In spite of the merger announcement and restraints on commercial real estate growth, total loans receivable, net of deferred fees and costs, increased 7.4% to $3.28 billion at December 31, 2016, from $3.06 billion at December 31, 2015.  Total deposits increased 8.2%, to $3.28 billion at December 31, 2016, from $3.03 billion at December 31, 2015.

Shareholders’ equity at December 31, 2016 was $452.2 million, an increase of $39.0 million from $413.1 million at December 31, 2015.  Book value per share at December 31, 2016 and 2015 was $13.74 and $12.76, respectively.  Total risk-based capital to risk-weighted assets was 12.32% at December 31, 2016 compared to 11.37% at December 31, 2015.  Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2016.

Compensation Program

The principal elements of our executive compensation program are annual base salary, short-term incentive compensation through annual cash bonuses, long-term incentives through the grants of equity-based awards and participation in our deferred income plans. In addition, we provide our executives with benefits that are generally available to all of our salaried employees.

We view the principal elements of our executive compensation as related but distinct, and target to deliver competitive annual total compensation opportunities to the Company’s executive officers commensurate with individual and Company performance.  Our Compensation Committee has not adopted any formal policies or guidelines for allocating total compensation between long-term and short-term compensation, between cash and non-cash compensation, or among different forms of compensation. We determine the appropriate level for each compensation element based, in part, but not exclusively, on our view of internal equity and consistency, performance, the competitive landscape and other information we deem relevant. We believe that equity-based awards are the primary motivator in attracting and retaining executives over the long-term and align executives’ interests with those of our shareholders, and that salary and cash bonuses are important considerations in the short-term.

Annually, our Compensation Committee performs a strategic review of our executive officers’ total compensation and Company stock holdings.  Through this review, the Committee determines whether they adequately compensate our executive officers for both individual and organizational results, relative to external compensation benchmarks. The Committee considers the Company’s internal objectives (financial and non-financial), the individual executive’s contribution to Company objectives, external peer compensation levels and peer performance in making annual compensation decisions for the Company’s executive officers.  The Committee also receives annual evaluations prepared by the Executive Chairman regarding the performance of each executive officer.   As part of the process, the Committee also evaluates the performance of the Executive Chairman and of the President and Chief Executive Officer each year and makes all decisions regarding their base salary adjustments and short and long term incentive payments.  The Executive Chairman and President and Chief Executive Officer are not present during any deliberations regarding their compensation.

Compensation Recovery (Clawback) Policy

The Committee approved a formal Compensation Recovery (clawback) Policy in 2015 in response to shareholder feedback.  In the event the Company is required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under securities laws, the named executive officers shall reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received by that person during the 12 month period following the first public issuance or filing with the U.S. Securities and Exchange Commission of the financial document embodying such financial reporting requirement and (2) any profits realized from the sale of securities of the Company during that 12 month period.  This policy applies to current and former named executive officers of the Company.

No Tax “Gross-Up” Payments

The Committee has committed not to enter into any future executive arrangements with a tax gross-up provision of any kind.   Only one legacy agreement exists with a gross-up provision.

Stock Ownership Retention Guidelines

The Company’s compensation program fosters long term equity ownership and is specifically designed to align the interests of executives with those of our shareholders.  All named executive officers build equity ownership through contributing their own funds into the Company’s 401(k) plan and its Executive Deferred Income Plan, through purchases of our Common Stock through an option exercise, or through purchases in the open market.  During 2015, the Committee approved stock ownership retention guidelines for its named executive officers.  This policy requires that the Executive Chairman and Chief Executive Officer hold shares of the Company’s Common Stock equal to three times their base salary.  For all other named executive officers, the policy states that they are required to hold shares of our Common Stock equal to two times their respective base salaries.    In the instance a named executive officer does not meets their ownerhsip guideline, the executive may only execute up to 50% of their stock option exercise (net of tax) to sell into the open market.  The remaining 50% of the shares within the option exercise are required to be owned by the executive.  There is no target date to retain ownership in our Common Stock and the value of their ownership is based on our one-year average market price of our Common Stock at the end of each calendar year.

The members of the Committee reviewed the stock ownership guidelines as of December 31, 2016.  Each named executive officer was in compliance.

Compensation Consultant

The Compensation Committee has authority over the selection, use, and retention of any compensation consultant or any other experts engaged to assist the Committee in discharging its responsibilities.  During 2016, the Committee engaged an independent compensation consultant, Pearl Meyer (PM).  PM is a recognized leader in executive compensation strategy and governance.  Additionally, PM has significant experience with community banks and the related compensation practices.  PM assisted the Committee in its assessment of the compensation peer group and executive compensation benchmarking.   These are the only services PM performed for the Committee and PM had no other relationship with the Company or its management, nor did it provide any other services to the Company.  In accordance with NASDAQ and SEC rules, the Compensation Committee assessed the independence of PM and concluded that no conflicts of interest exist that would prevent PM from providing independent and objective advice to the Committee.

Peer Review

During 2014 as part of its annual review, the Committee performed an assessment of our compensation peer group. The assessment compared the Company’s current asset size, financial performance and economic and geographic market to our original peer group.  In addition, the Committee, along with the guidance of its consultant, analyzed publicly traded bank holding companies in metropolitan areas similar to the Washington MSA within the geographic region of Atlanta, Georgia to Boston, Massachusetts.   As a result of this additional analysis, a new peer group was developed during 2014 to include a select group of eighteen publicly traded banks in similar metropolitan areas.  At December 31, 2016, institutions in our peer group had median assets of $5.0 billion and a median market cap of $814 million.  Furthermore, because the Company has a diversified revenue stream which includes a mortgage company that generates significant fee revenue, the selection criteria included companies with revenue as a percentage of assets between 3.39% to 5.77%.  Finally, the analysis considered total shareholder return over a one year, three year and five year period of time.   The Committee believes the competitive characteristics and business mix of the major metropolitan areas in which the new peer group operates aligns closely with the Washington MSA demographics.   Our objective in peer group selection is to position the Company near the median of the peer group size, while also considering the comparability of business and the quality of each comparator.

During the annual review of the compensation peer group performed by the Committee in 2016 (with the assistance of PM), it was determined that no changes to the peer group were necessary for 2016.

Cardinal Financial Corporation Peer Group

CFNL ‘‘Atlanta to Boston’’ Peer Group Analysis

Company	Ticker
BNC Bancorp	BNCN
Boston Private Financial Holdings	BPFH
Brookline Bancorp, Inc.	BRKL
Centerstate Banks, Inc	CSFL
City Holding Co	CHCO
Dime Community Bankshares, Inc	DCOM
Eagle Bancorp, Inc.	EGBN
Fidelity Southern Corporation	LION
Oritani Financial Corp	ORIT
Park National Corp	PRK
Pinnacle Financial Partners, Inc	PNFP
Sandy Spring Bancorp, Inc.	SASR
State Bank Financial Corporation	STBZ
Stock Yards Bancorp, Inc.	SYBT
The Bancorp, Inc.	TBBK
Towne Bank	TOWN
Washington Trust Bancorp, Inc.	WASH

In addition to determining the adequacy of the total compensation offered to our executive officers compared to peers, we compare our performance to the peer group using twelve financial performance measures as well as total shareholder return.  As previously discussed, on August 17, 2016 the Company entered into a definitive merger agreement with United Bankshares, Inc.   In spite of the announcement and the impact to expenses and growth, as of December 31, 2016, the Company compared very favorably to its peers and was near the 64th percentile (excluding merger related expenses) of the peer group in both the unweighted average of shareholder return and the unweighted average of the twelve financial measures, including measures used for internal targets. The Company delivered top quartile performance against peers in Net Income Growth, Return on Average Equity, Return on Average Assets, Revenue Per Share Growth, Non Performing Assets and the Net Charge Off Ratio.   Two measures, Deposit and Asset Growth, fell below peers and the 50th percentile as expected as new business and retention of existing clients was difficult after the merger announcement.  The Compensation Committee determined the overall unweighted average of the performance factors against peer remained in the top third of the peer group and just slightly below the three year average performance was good in spite of the impact of the merger.      Below is a table that reports the results of the peer group analysis:

Financial and Total Shareholder Return Analysis

Source:  Pearl Meyer

Source:  Pearl Meyer

Components

Base Salary

We generally set annual base salaries for the executive officers based on the executive’s experience, individual performance for the prior year and our prior year financial results. We also consider comparative salary data for the peer group identified above and believe that base salaries should be set at a level that enables us to hire and retain individuals in the banking/finance industry that can drive achievement of the Company’s overall strategic business goals.

During 2015, Bernard H. Clineburg was the Company’s Chairman and Chief Executive Officer.  In February 2016, Mr. Clineburg’s transitioned to Executive Chairman, and Christopher W. Bergstrom, formerly the Regional President of Cardinal Bank, was appointed President and Chief Executive Officer of the Company and Cardinal Bank.   Prior to the merger announcement it was expected that Mr.

Clineburg would remain as Executive Chairman until the Board of Directors determined a full transition had occurred.    Subsequent to the merger announcement, it was determined that Mr. Clineburg’s involvement in the Company was important until merger closing.

As a result of the merger and ongoing transition in CEO succession, the Committee determined that Mr. Clineburg’s salary would remain the same in 2016 through the merger completion date.

The Committee annually evaluates the performance of the Chief Executive Officer based on our financial performance, achievements in implementing our long-term strategy, and the personal observations of the Chief Executive Officer’s performance by the Executive Chairman, members of the Committee and Board of Directors.  In 2016, Mr. Bergstrom’s overall performance was evaluated as outstanding.  The Committee recognized a number of key successes during 2016 when determining his overall performance; a few of which are noted below:

•                  Achieved record net income levels $50.5 million, including merger expenses and $53.8 million, excluding merger expenses.

•                  All four key financial measures (net income, return on average assets, return on average equity and efficiency ratio) exceeded goals and improved year over year;

•                  Total return to our shareholders increased by 47% over 2015; and

•                  In spite of the merger, the Company ranked in the top third of its peer group in overall unweighted performance and in top quartile of six financial performance indicators.

The Compensation Committee engaged PM to review Mr. Bergstrom’s compensation for his new role.  In consideration of his total compensation including the pay mix of salary, bonus and long term incentives against the peer group’s average aggregate pay mix, the Committee increased Mr. Bergstrom’s base salary to $575,000 effective January 2017.

For other executive officers, the Committee reviewed with Mr. Bergstrom and Mr. Clineburg the 2016 performance evaluations for those executive officers, including pay mix of base salary, bonus and long term incentives against the peer group’s average aggregate pay mix of base salary, bonus, and long term incentives.   Based upon their recommendation and current competitive positioning provided by PM, the Committee increased the salaries of Ms. Frazier to $425,000, Mr. Reynolds to $410,000, and Mr. Wendel to $270,000, effective January 2017.

See “Annual Compensation of Executive Officers” for additional information on the named executive officers’ employment agreements.

Short-Term Incentive Compensation

We annually review the Company’s performance relative to internal goals, peer performance and each executive officer’s individual performance and responsibility to assess the payment of short-term incentive compensation.  Financial and non-financial performance goals, and applicable metrics, are set at the beginning of each year to help guide general decision making of executives.   An annual bonus target as a percent of total direct compensation is evaluated for each executive officer based on the executive’s job level and competitive peer data.  The Committee makes a discretionary assessment of actual financial results compared to target and the results of our peer group, and non-financial performance metrics relative to strategic objectives, safety and soundness, effectiveness in managing risk, and community service. The Committee believes that total direct compensation for executive officers (base salary, short-term and long-term compensation) should vary based on the Company’s performance and return to shareholders, and should be generally consistent relative to performance against the Company’s peer group.  All these considerations are taken into account in determining short-term incentive compensation for each executive officer.

While there were formal measurements and targets, the executive bonuses are awarded at the Committee’s discretion and are given based upon the Committee’s determination of each executive officer’s contribution to our growth and profitability as well as non-financial performance metrics.

The financial measures used to evaluate 2016 corporate performance as compared to budget and the prior year were Net Income, Return on Assets, Return on Equity and Efficiency Ratio.   These measures were based upon operating results which is defined as reported net income, adjusted for merger related expenses.  The Committee recognizes ongoing operating results as the best means to evaluate financial performance and aligns management with the shareholder in terms of creating long term shareholder value.  As shown in the table below, actual results exceed targets and improved over 2015.

Actual vs. Target Performance

For the Year Ended December 31, 2016

Measure	2016 Target	2016 Operating Results *	% of Target	2015 Operating Results	% Improvement over Prior Year

Net Income	$50,036	$53,801	107.53%	$47,334	13.66%
Return on Average Assets	1.18%	1.31%	111.00%	1.29%	1.55%
Return on Average Equity	11.52%	12.14%	105.37%	11.76%	3.23%
Efficiency Ratio	58.15%	55.39%	104.98%	56.95%	2.74%

* Exclusing M&A expenses

Overall business results of the Company were significantly improved over 2015, including but not limited to:

•                  Operating net income for 2016 increased 13.7% over the prior year and was 108% of target;

•                  In spite of merger and constraints on commercial real estate loan growth, total loans held for investment and deposits continued to grow by 7.4% and 8.2%, respectively for the year;

•                  Non maturing deposits grew 11.6% to surpass the $700 million mark and 22% of total deposits;

•                  Credit quality remained best in class with non performing assets to assets ratio of 0.00% for the entire year.

•                  The net income, return on assets, return on equity and efficiency ratio all exceeded 100% of target;

•                  All regulatory capital ratios remain above the requirements to be considered well-capitalized;

•                  The Company ranked in the top third of its peer group in the overall unweighted financial performance indicators and in the top quartile in six of key financial performance indicators presented above;

•                  In addition to the strong financial results, total return to the shareholders increased by 47%

over 2015.

In making annual bonus decisions for 2016, the Committee took into consideration the consistency in financial results over 2015, the strong performance versus the peer group and other non-financial factors such as ongoing safety and soundness and management’s leadership towards a successful merger.  Their review determined the overall performance of the company remains strong.

The Committee approves annually each year an overall pool of discretionary annual cash bonuses to be awarded to all officers. Certain members of the executive management team, along with Mr. Bergstrom, then allocate discretionary bonuses to officers, not including those executive officers of the Company. Mr. Bergstrom then prepares and recommends to the Committee the annual cash bonuses for certain members of executive team (other than himself) based upon actual results compared to the target results and peer group.

The Committee reviewed the Company’s performance and recommendations made by Mr. Bergstrom and approved an overall Officer Bonus Pool for cash bonuses for 2016 in the amount of $6,500,000.   Based on its assessment of performance, the Committee approved the following short term incentive cash bonuses to be distributed from the Officer Bonus Pool to named executive officers (other than himself): $650,000 for Ms. Frazier; $800,000 for Mr. Reynolds and $200,000 for Mr. Wendel.

With regard to Mr. Bergstrom, the Committee reviewed the overall company performance as described above as well as his responsibility to assess the payment of short term incentive compensation for 2016.  Furthermore, the Committee examined the competitive positioning of Mr. Bergstrom’s total cash compensation as it relates to the corporate performance relative to the peer group and the competitive market compensation of the peer group.   After considering all of these factors, the Committee approved a short term incentive bonus of $1,400,000 to be distributed from the Officer Bonus Pool.  Based upon information provided by PM, the Committee believes that the positioning of total cash compensation is competitive given the Company’s performance.    Regarding Mr. Clineburg, the Committee considered not only the Company’s performance but his contributions towards the merger and a successful CEO transition to approve a short term incentive bonus of $1,125,000 which was also distributed from the Officers Bonus Pool.

In consideration of the impending merger, the short term incentive bonuses were paid in late 2016.

Long-Term Incentive Compensation

Each year, the Committee also considers the desirability of granting long-term incentive awards under our 2002 Equity Compensation Plan, which was last amended as approved by shareholders in 2011 (the “Equity Plan”).  The Equity Plan authorizes the granting of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or performance share awards to our directors, eligible officers and our key employees. We believe that equity ownership aligns our executives with our shareholders, promotes a long-term focus on profitability and shareholder value and is consistent with our compensation philosophy.  As a result, it is our view that equity grants are an integral part of total compensation.

In consideration of the impending merger with United Bankshares, Inc., however, there were no equity awards to the named executive officers for the 2016 financial performance.

Stock Option and Restricted Stock Grant Procedures

Stock options are granted with an exercise price equal to the Common Stock’s fair market value at the date of grant. Based on past practices, our outstanding stock options have different vesting periods. Director stock options have ten year terms and vest and become fully exercisable at the grant date. Certain employee stock options have ten year terms and vest and become fully exercisable in 20% annual increments beginning as of the grant date. In addition, we have granted stock options to our executives that have ten year terms and with one third vesting immediately and the remaining balance vesting in one third annual increments beginning after their first year of grant.

Restricted stock awards are granted at the fair market value at the date of vesting.  Like our stock option grants, our restricted stock awards may have different vesting periods similar to those described above.  Currently, restricted stock awards that have been granted vest ratably over three years with 33% vesting immediately and 33% vesting on the anniversary date of the grant over the next two years for our named executive officers.  For certain employee restricted stock grants, these grants vest over three years with no portion vesting immediately.

Supplemental Executive Retirement Plans

We adopted a supplemental executive retirement plan for Mr. Clineburg effective October 2005 as provided for in his employment agreement. The plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation to Mr. Clineburg. Upon retirement, Mr. Clineburg will be entitled to an annual retirement benefit equal to $20,000 per month payable for 180 months. The benefits in the plan were fully vested on November 1, 2010 with his new employment agreement, described below in “Annual Compensation of Executive Officers.” Our expense related to the plan was approximately $59,000 for 2015.

On August 26, 2016, we adopted supplemental executive retirement plans for Mr. Bergstrom, Mr. Reynolds and Ms. Frazier as provided for in the definitive merger agreement with United Bankshares, Inc.   The plans are intended to be unfunded, were immediately vested and maintained primarily for the purpose of providing deferred compensation to the executives.   Mr. Bergstrom will receive a benefit of $7,500 per month commencing at age 60 for 15 years.  Mr. Reynolds and Ms. Frazier will receive a benefits of $3,000 and $1,500, respectively, per month commencing at age 65 for 10 years.

Executive Deferred Income Plan

We currently have in place a deferred income plan for our executive officers—the Cardinal Financial Corporation Executive Deferred Income Plan (the “Executive Deferral Plan”). The purpose of the Executive Deferral Plan is to offer participants the opportunity to defer voluntarily current compensation for retirement income and other significant future financial needs for themselves, their families and other dependents. This plan is also designed to provide us with a vehicle to address limitations on our contributions under any tax-qualified defined contribution plan.

Participants in the Executive Deferral Plan may elect from various investment funds, including a Company common stock fund that tracks the value of our Common Stock, for the amounts of compensation that they defer. Any of our employees who are an executive vice president or above may be eligible to participate in the Executive Deferral Plan.  We provide a deemed match for each participant’s contribution that does not exceed the greater of 50% of the participant’s deferral or $50,000 per participant per year.  This match is deemed invested in our Common Stock and vests 25% immediately and the remaining match of 75% vests over the next three years on the anniversary dates of the matching contribution.

Amendments to Existing Employment Agreements

Certain amendments to the existing employment agreements for Mr. Clineburg, Mr. Bergstrom and Ms. Frazier were executed in December 2016 in consideration of the impending merger with United Bankshares, Inc.  These amendments were contemplated within the definitive merger agreement and the details of which are outlined below.

On December 21, 2016, the Company and Mr. Clineburg signed an amendment to his employment agreement to extend the period of the covenant not to compete set forth in the employment agreement between the Company and Mr. Clineburg from a period of one year to a period of two years and to provide that on or before March 15, 2017, the Company will transfer ownership of Mr. Clineburg’s current company-owned automobile to Mr. Clineburg with appropriate tax treatment.

On December 22, 2016, the Company and Mr. Bergstrom signed an amendment to his employment agreement with the Company as follows: (i) to require a one-time payment, which we refer to as the Bergstrom 2016 Change in Control payment, which was then paid by the Company to Mr. Bergstrom in December 2016 in the amount of $1,350,000, with a waiver effective upon receipt of the 2016 Change in Control payment by Mr. Bergstrom of the right to assert good reason (as defined in his employment agreement with the Company) termination, based upon the changes to employment terms and conditions described below with respect to his anticipated employment with United Bank effective at the effective time of the merger; (ii) to specify that (A) the term “average compensation” as used in certain sections of his employment agreement with the Company with respect to calculation of severance pay under certain circumstances thereunder shall not include the Bergstrom 2016 Change in Control payment and (B) any payment to which Mr. Bergstrom may be entitled in the event of certain terminations as set forth in certain sections of his employment agreement with the Company shall be reduced by the amount of the Bergstrom 2016 Change in Control Payment; and (iii) to provide that the Mr. Bergstrom’s employment agreement with the Company shall terminate effective upon the effective date of an employment agreement entered into between United Bank and Mr. Bergstrom, the terms of which are described below.

The December 22, 2016 amendment to Mr. Bergstrom’s employment agreement with the Company provides that at the effective time of the merger, the Company will pay Mr. Bergstrom a lump sum payment of $1,190,500, which we refer to as the Bergstrom 2017 Change in Control payment, provided that he remains employed with the Company through such date, subject to accelerated vesting and payment protections upon termination of Mr. Bergstrom by the Company without cause or upon resignation by Mr. Bergstrom for good reason (as such terms are defined in his employment agreement with the Company) prior to the effective time of the merger.

On December 20, 2016, the Company and Ms. Frazier signed an amendment to Ms. Frazier’s employment agreement with the Company, and they intend to take any further actions required, all to ensure that any payment that may be payable to Ms. Frazier under her employment agreement complies with, or is exempt from, Section 409A of the Code of 1986, as amended, or Code Section 409A, including without limitation, correcting any document failures in accordance with the IRS Notice 2010-6, as amended by IRS Notice 2010-80. The amendment to Ms. Frazier’s employment agreement with the Company also provides that on or before March 15, 2017, the Company will also transfer ownership of Ms. Frazier’s current company-owned automobile to Ms. Frazier with appropriate tax treatment.

Other Benefits

Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees.

Mr. Clineburg, Mr. Bergstrom, and Mr. Reynolds receive other annual compensation for the use and maintenance of company owned automobiles and country club dues. Ms. Frazier receives other annual compensation for the use and maintenance of a company owned vehicle.  We provide a company owned automobile to Mr. Clineburg, Mr. Bergstrom, Mr. Reynolds, and Ms. Frazier due to the amount of travel required as representatives of the Company. Country club memberships facilitate these executives’ roles as a Company representative in the communities we serve.

In consideration of the impending merger with United Bankshares, Inc. on August 25, 2016, Cardinal entered into a split dollar life insurance agreement with Mr. Clineburg that provides that in the event of his death prior to the effective time of the merger, the difference between (i) the death benefit under Cardinal’s existing bank owned life insurance, or BOLI, policy covering the life of Mr. Clineburg and (ii) the cash surrender value of such policy, shall be paid to Mr. Clineburg’s designee. The value of this additional death benefit is estimated at $2,325,559 as of December 31, 2016.

Section 162(m) Considerations

Internal Revenue Code section 162(m) allows us to deduct compensation in excess of $1 million paid to our executive officers if certain criteria are satisfied.  The Committee believes that grants of options and restricted stock under the Equity Plan will not qualify for the performance based compensation exception to the deductibility limit due to the lack of individual limits in the Equity Plan.  Bonus awards do not meet such criteria because the Committee exercises discretion in determining awards based on such factors the Committee deems relevant as described above under “Components - Short-Term Incentive Compensation”.

Risk Analysis Procedures

We have reviewed our compensation policies for all of our employees to determine if they compensate or encourage our employees to take any unnecessary risk that may have a material adverse effect on our financial condition.  We determined that the compensation policies we have in place are not reasonably likely to have a material adverse effect on us and do not encourage our employees to take excessive risks due to the internal controls and procedures we have in place throughout our organization.   Among other things, our executive compensation program reflects the following policies and practices:

•                  The Compensation Committee is composed solely of independent directors, under its own authority, and has engaged its own independent compensation consultant;

•                  We conduct an annual shareholder advisory vote on the compensation of the named executive officers, and our Board of Directors and the Compensation Committee carefully consider the outcome of these advisory votes;

•                  We use a balanced mix of fixed and variable pay and financial and non-financial measures of performance;

•                  Incentive compensation payments to certain executives are subject to clawback provisions;

•                  Long-term equity awards are approved by an independent committee of non-employee directors and contain multi-year vesting provisions;

•                  Our equity incentive plan prohibits the repricing or exchange of equity awards without shareholder approval;

•                  We require our executive officers to meet stock ownership requirements, and we prohibit them from selling any shares if doing so would cause them to fall below required levels;

•                  We do not provide significant perquisites or other personal benefits to our executive officers and our executive officers participate in our health and welfare benefit programs on the same basis as all of our employees;

•                  Annually, the Board of Directors reviews and approves all of policies of the Company to ensure that they reflect an appropriate level of risk-taking but do not encourage our employees to take excessive or unnecessary risks that could have an adverse impact on the Company;

•                  Annually, the Board of Directors and all employees certify they are in compliance with the Company’s Code of Ethics.

Annual Compensation of Executive Officers

In the tables and discussion below, we summarize the compensation earned during 2016, 2015 and 2014 by (1) our chief executive officer, (2) our chief financial officer and (3) each of our three other most highly compensated executive officers who earned more than $100,000 in total compensation for services rendered in all capacities. These individuals are collectively referred to as the “named executive officers.”  In February 2016, Mr. Clineburg was appointed Executive Chairman of the Board of Directors and Mr. Bergstrom was appointed President and Chief Executive Officer.

Summary Compensation Table

							Change in
							Pension Value
							And
							Nonqualified
							Deferred
				Stock	Option		Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards		Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)(3)(4)		($)(6)	($)	($)
Bernard H. Clineburg,	2016	725,000	1,125,000	688,265	27,950		60,505	172,082	2,798,802
Executive Chairman	2015	720,000	900,000	267,190	326,133		59,233	166,336	2,438,892
	2014	665,000	900,000	—	440,781	(5)	84,372	160,631	2,250,784
Mark A. Wendel,	2016	257,955	200,000	95,900	5,590		—	80,105	639,550
Executive Vice President,	2015	243,750	90,000	40,100	62,262		—	48,450	484,562
Chief Financial Officer	2014	223,667	80,000	—	49,532		—	53,710	406,909
Christopher W. Bergstrom,	2016	441,779	1,400,000	479,500	27,959		987,733	1,420,060	4,757,031
President,	2015	372,917	450,000	60,150	94,875		—	67,892	1,045,834
Chief Executive Officer	2014	346,667	450,000	—	148,595		—	66,287	1,011,549
Alice P. Frazier,	2016	390,910	650,000	163,030	11,180		104,442	100,446	1,420,008
Executive Vice President,	2015	372,917	450,000	60,150	94,875		—	59,018	1,036,960
Chief Operating Officer	2014	346,667	450,000	—	148,595		—	19,049	964,311
F. Kevin Reynolds,	2016	318,865	800,000	163,030	11,180		243,857	100,214	1,637,146
President, Cardinal Bank	2015	270,270	375,000	40,100	62,262		—	81,480	829,112
	2014	263,000	325,000	—	99,063		—	43,208	730,271

(1)          The amount in this column represents the grant date fair value of awards during 2016.

(2)          Each named executive officer received stock option awards during 2016 as compensation for their performance during 2015. The values disclosed for these grants are the grant date fair value calculated using the Black-Scholes option pricing model. Additional information regarding the grant date fair values for the stock options granted can be found in Note 2 to our notes to the consolidated financial statements in our Annual Report on Form 10-K.

(3)          Each named executive officer received stock option awards during 2015 as compensation for their performance during 2014. The values disclosed for these grants are the grant date fair value calculated using the Black-Scholes option pricing model. Additional information regarding the grant date fair values for the stock options granted can be found in Note 2 to our notes to the consolidated financial statements in our Annual Report on Form 10-K.

(4)          Each named executive officer received stock option awards during 2014 as compensation for their performance during 2013. The values disclosed for these grants are the grant date fair value calculated using the Black-Scholes option pricing model. Additional information regarding the grant date fair values for the stock options granted can be found in Note 2 to our notes to the consolidated financial statements in our Annual Report on Form 10-K.

(5)          In addition to stock options awarded to Mr. Clineburg during 2014 as compensation for his performance during 2013, Mr. Clineburg also received stock option awards for his service as a member of the board of directors during 2014. The values disclosed for these grants are the grant date fair value calculated using the Black-Scholes option pricing model. Additional information regarding the grant date fair values for the stock options granted can be found in Note 2 to our notes to the consolidated financial statements in our Annual Report on Form 10-K.

(6)          Certain officers participate in our supplemental executive retirement plan. The amounts in this column represent the changes in the present value of each officer’s accumulated benefit under this plan during 2016, 2015 and 2014.

All Other Compensation Table

		Change In	Deferred Income	401(k) Plan	Country	Personal Use of
		Control	Plan Matching	Matching	Club	Company-Owned	Director
		Payments	Contributions	Contributions	Dues	Automobile	Fees	Total
Name and Principal Position	Year	($) (1)	($) (2)	($) (3)	($)	($)	($) (4)	($)
Bernard H. Clineburg,	2016	—	50,000	7,950	7,454	19,428	87,250	172,082
Executive Chairman	2015	—	50,000	7,950	8,977	1,909	97,500	166,336
	2014	—	50,000	7,800	8,228	1,603	93,000	160,631
Mark A. Wendel,	2016	—	72,500	7,605	—	—	—	80,105
Executive Vice President,	2015	—	40,500	7,950	—	—	—	48,450
Chief Financial Officer	2014	—	50,000	3,710	—	—	—	53,710
Christopher W. Bergstrom,	2016	1,350,000	50,000	7,950	7,787	4,323	—	1,420,060
President,	2015	—	50,000	7,950	7,923	2,019	—	67,892
Chief Executive Officer	2014	—	50,000	6,630	8,545	1,112	—	66,287
Alice P. Frazier,	2016	—	90,000	7,950		2,496		100,446
Executive Vice President,	2015	—	50,000	7,950	—	1,068	—	59,018
Chief Operating Officer	2014	—	10,000	7,800	—	1,249	—	19,049
F. Kevin Reynolds,	2016	—	71,555	7,783	17,473	3403		100,214
President,	2015	—	50,000	7,130	23,523	827	—	81,480
Cardinal Bank	2014	—	26,300	6,312	10,596	—	—	43,208

(1)                                  Mr. Bergstrom received a one-time change-in-control payment during 2016 per his amended employment agreement. The amendment included a waiver effective upon receipt of the change-in-control payment by Mr. Bergstrom of the right to assert good reason (as defined in his employment agreement with the Company) termination, based upon the changes to employment terms and conditions with respect to his anticipated employment with United Bank effective at the effective time of the merger.

(2)                                  Each officer, as participants in our deferred income plan, received phantom stock matches. We match 50% of the contributions made by our named executive officers in our deferred income plan. Such match is not to exceed $50,000 in any particular plan year and vests 25% immediately and the remainder in equal annual installments thereafter over two years from the date of the participants’ contribution.

(3)                                  Amounts presented represent total contributions to our 401(k) plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (which are included under the “Salary” column) made by each executive officer to such plans.

(4)                                  Mr. Clineburg earns director fees for his services as a member of the Board of Directors.

We believe the compensation for the named executive officers is representative of comparable levels within our industry. Annual cash bonuses and stock option awards are approved by the

Compensation Committee and based, among other criteria, on Cardinal’s overall financial performance. The Company does not specifically target to deliver a set percentage of total compensation in each individual element of pay (salary, annual incentive/bonus, long-term incentive/equity) for each of the named executive officers.

During November 2010, we entered into an employment agreement that superseded and replaced Mr. Clineburg’s previous employment agreement with us. This agreement was amended on February 10, 2016 as a result of his appointment as Executive Chairman of the Company.  This amendment extended the term of Mr. Clineburg’s employment agreement to February 10, 2019.  Thereafter, on February 10, 2019 and on each anniversary of that date, the term of the agreement will be extended for one year unless either party is notified in writing 90 days before such date.  The agreement provides for his services as Executive Chairman of our Board of Directors. As Executive Chairman, Mr. Clineburg will continue to be responsible for mergers and acquisitions and strategic corporate direction.  He will assist in the transition in corporate leadership of the Company and will be the liaison between the Board of Directors and other members of executive management.  As such, the transitional period that was previously in Mr. Clineburg’s agreement was deleted.

The amendment to Mr. Clineburg’s agreement provides for reimbursement of Mr. Clineburg’s legal expenses by the Company in the event his employment agreement is challenged after a change in control.

No other material changes were made to Mr. Clineburg’s employment agreement.  Mr. Clineburg continues to receive his existing base salary of $725,000 and is eligible to receive bonuses at the discretion of our Board of Directors, in cash or stock, or both, and director’s fees and any retainers for service on the Company’s Board. Mr. Clineburg is entitled to participate in our employee benefit plans and programs for which he is or will be eligible. Mr. Clineburg remains 100% vested in all present and future benefits under his supplemental executive retirement plan and deferred income plan. The agreement continues to provide Mr. Clineburg with an automobile and will indemnify Mr. Clineburg for losses and expenses resulting from any payments or benefits from us that are found to constitute “parachute payments” under Section 280G of the Internal Revenue Code.

The agreement provides that Mr. Clineburg will receive a lump-sum severance payment if his employment is terminated without “cause” by us, for “good reason” by Mr. Clineburg, or following a “change in control” of the Company (as those terms are defined in the Agreement). If the termination is without cause or for good reason, the payment will be equal to one year salary plus the highest bonus paid during the previous five years. If Mr. Clineburg is terminated without cause or resigns within one year following a change in control, the payment will be equal to 2.99 times Mr. Clineburg’s average aggregate annual compensation during the most recent five calendar years. On any termination, other than a termination for cause by us, Mr. Clineburg’s unvested equity compensation will immediately vest.

The agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The covenants not to compete or solicit continue generally for a period of 12 months following the last day of Mr. Clineburg’s employment.

During 2012, the Compensation Committee amended Mr. Clineburg’s agreement to limit the amount of accrued unpaid vacation leave.  Mr. Clineburg is entitled to receive six weeks of vacation leave each calendar year.  He may accumulate and carry over up to 40 hours of unused vacation from year to year.  Any unused vacation leave in excess of 40 hours will be forfeited by Mr. Clineburg at the end of each year.

On December 21, 2016, the Company and Mr. Clineburg signed an amendment to his employment agreement to extend the period of the covenant not to compete set forth in the employment agreement between the Company and Mr. Clineburg from a period of one year to a period of two years and to provide that on or before March 15, 2017, the Company will transfer ownership of Mr. Clineburg’s current company-owned automobile to Mr. Clineburg with appropriate tax treatment.

Mr. Bergstrom has an employment agreement with us, which is terminable at will by either party. The employment agreement was effective as of February 12, 2002. The employment agreement provides for a base salary, eligibility for annual performance bonus and stock option grants, and participation in our benefits plans, all of which may be adjusted by us in our discretion. In addition, his employment agreement is subject to certain restrictive covenants in the event Mr. Bergstrom voluntarily terminates his employment or is terminated for cause. Specifically, he is prohibited from rendering competing banking services in the local area and from soliciting our clients, prospective clients or employees for 12 months following the date of his termination.

On March 30, 2016, the Company amended Mr. Bergstrom’s employment agreement in connection with his transition to President and Chief Executive Officer of the Company.  In the amendment, Mr. Bergstrom will receive an initial annual salary of $450,000.  In addition, the amendment increases the amount of severance payments to which Mr. Bergstrom is entitled if his employment is terminated by the Company without “cause” or by Mr. Bergstrom with “good reason” within 12 months following a change of control to 2.99 times his average compensation over the five-year period prior to such termination.  The amendment also provides for (i) the establishment of a Rabbi Trust to hold and manage any of the foregoing payments to which Mr. Bergstrom becomes entitled following a change of control pending receipt of necessary regulatory and shareholder approval and (ii) the reimbursement of legal expenses to pursue the enforcement of Mr. Bergstrom’s rights under the change in control provisions in the agreement.

On December 22, 2016, the Company and Mr. Bergstrom signed an additional amendment to his employment agreement with the Company as follows: (i) to require a one-time payment, which we refer to as the Bergstrom 2016 Change in Control payment, which was then paid by the Company to Mr. Bergstrom in December 2016 in the amount of $1,350,000, with a waiver effective upon receipt of the 2016 Change in Control payment by Mr. Bergstrom of the right to assert good reason (as defined in his employment agreement with the Company) termination, based upon the changes to employment terms and conditions with respect to his anticipated employment with United Bank effective at the effective time of the merger; (ii) to specify that (A) the term “average compensation” as used in certain sections of his employment agreement with the Company with respect to calculation of severance pay under certain circumstances thereunder shall not include the Bergstrom 2016 Change in Control payment and (B) any payment to which Mr. Bergstrom may be entitled in the event of certain terminations as set forth in certain sections of his employment agreement with the Company shall be reduced by the amount of the Bergstrom 2016 Change in Control Payment; and (iii) to provide that the Mr. Bergstrom’s employment agreement with the Company shall terminate effective upon the effective date of an employment agreement entered into between United Bank and Mr. Bergstrom.

The December 22, 2016 amendment to Mr. Bergstrom’s employment agreement with the Company provides that at the effective time of the merger, the Company will pay Mr. Bergstrom a lump sum payment of $1,190,500, which we refer to as the Bergstrom 2017 Change in Control payment, provided that he remains employed with the Company through such date, subject to accelerated vesting and payment protections upon termination of Mr. Bergstrom by the Company without cause or upon resignation by Mr. Bergstrom for good reason (as such terms are defined in his employment agreement with the Company) prior to the effective time of the merger.

In March 2010, Ms. Frazier executed an employment agreement with us. The initial term of her agreement was three years with automatic renewals for rolling one year periods not to exceed five years from the commencement date. On July 15, 2014, the Compensation Committee approved an amendment to Ms. Frazier’s employment agreement with us to eliminate this provision, which would have required the term of her agreement to terminate by no later than March 30, 2015.  Her agreement provides for a base salary, eligibility for annual performance bonus and stock option grants, and participation in our benefits plans, all of which may be adjusted by us in our discretion. In addition, the employment agreement is subject to certain restrictive covenants in the event she voluntarily terminates her employment or is terminated for cause. Specifically, Ms. Frazier is prohibited from rendering competing banking services in the local area and from soliciting our clients, prospective clients or employees for 12 months following the date of her termination. Her employment agreement provides for severance payments equal to 12 months of her current base salary in the event of termination without cause. In the event her employment is terminated following a change in control, her employment agreement provides for severance payments equal to 12 months of two times her current base salary (plus her current base salary for the remainder of the 12 month period following the change of control if she is terminated during that time).

On December 20, 2016, the Company and Ms. Frazier signed an amendment to Ms. Frazier’s employment agreement with the Company, and they intend to take any further actions required, all to ensure that any payment that may be payable to Ms. Frazier under her employment agreement complies with, or is exempt from, Section 409A of the Code of 1986, as amended, or Code Section 409A, including without limitation, correcting any document failures in accordance with the IRS Notice 2010-6, as amended by IRS Notice 2010-80. The amendment to Ms. Frazier’s employment agreement with the Company also provides that on or before March 15, 2017, the Company will also transfer ownership of Ms. Frazier’s current company-owned automobile to Ms. Frazier with appropriate tax treatment.

F. Kevin Reynolds has an employment agreement with us which is terminable at will by either party. The employment agreement was effective as of February 12, 2002. The employment agreement provides for a base salary, eligibility for annual performance bonus and stock option grants, and participation in our benefits plans, all of which may be adjusted by us in our discretion. In addition, his employment agreement is subject to certain restrictive covenants in the event Mr. Reynolds voluntarily terminates his employment or is terminated for cause. Specifically, he is prohibited from rendering competing banking services in the local area and from soliciting our clients, prospective clients or employees for 12 months following the date of his termination. Mr. Reynolds’ employment agreement provides for severance payments equal to 12 months of his current base salary in the event of termination without cause and 18 months of his current base salary in the event of his termination without cause by us or voluntary termination by him following a change in control.

Mr. Wendel does not currently have an employment agreement with us. As an officer of the Company, he receives a base salary and is eligible to participate in our annual cash bonus plan and stock option plan as determined and approved by our Compensation Committee and Board of Directors. He is eligible to participate in our deferred income plan and all other benefit plans that are generally available to our salaried employees.

See “Potential Payments Upon Termination of Employment or Change-in-Control” below for additional information regarding severance payments to our named executive officers.

Grants of Plan-Based Awards

We granted plan-based awards to the named executive officers in 2016. Certain executive officers received plan-based awards of stock pursuant to our deferred income plan.  Grants of stock options and restricted stock disclosed in the Compensation Discussion and Analysis above that were granted during 2016 were based on each executive officer’s 2015 performance.

Grants of Plan-Based Awards

Fiscal Year 2016

		All Other Stock	All Other Option
		Awards:	Awards: Number		Grant Date
		Number of	of Securities	Exercise or Base	Fair Value
		Shares of	Underlying	Price of Option	of Stock and
	Grant	Stock or Units	Options	Awards	Option Awards
Name	Date	(1)(2)(#)	(3)(#)	(avg $/sh)	($)
Bernard H. Clineburg	(1)	2,128	5,000	19.18	766,215
	(2)	35,000
Mark A. Wendel	(1)	2,983	1,000	19.18	173,990
	(2)	5,000
Christopher W. Bergstrom	(1)	6,738	5,000	19.18	641,981
	(2)	25,000
Alice P. Frazier	(1)	4,079	2,000	19.18	269,210
	(2)	8,500
F. Kevin Reynolds	(1)	6,342	2,000	19.18	308,064
	(2)	8,500

(1)                                 Each officer, as participants in our deferred income plan, received matches of phantom stock units in 2016. We match 50% of the contributions made by our named executive officers in our deferred income plan.  Such match is not to exceed $50,000 in any particular plan year and vests 25% immediately and the remainder in equal annual installments thereafter over three years from the date of the participants’ contributions.  Contributions to the plan, and subsequently the match, are made to each participant’s account each pay period, which is twice monthly, or a total of 24 pay periods during 2016.

(2)                                 Each of the named executive officers received restricted stock awards during 2016 which are included in the “All Other Stock Awards” column in the table above.  The grant date for the restricted stock awards to each of the named executive officers was February 16, 2016.   The vesting period for each of the restricted stock grants is one-third immediately, and one-third on the subsequent anniversaries of the grant over the next two years.

(3)                                 The grant date for the stock option awards granted to each of the named executive officers is February 16, 2016.  These stock option awards vest one-third immediately, and one-third on the subsequent anniversaries of the grant over the next two years.

Holdings of Stock Options

In the table below, we list information on the holdings of unexercised stock options and unvested stock awards as of December 31, 2016 for each of the named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2016

	Option Awards					Stock Awards
	Number of	Number of					Market Value
	Securities	Securities				Number of	of Shares
	Underlying	Underlying				Shares or	of Units
	Unexercised	Unexercised				Units of Stock	of Stock
	Options	Options		Option	Option	That Have	That Have
	(#)	(#)		Exercise	Expiration	Not Vested	Not Vested
Name	Exercisable	Unexercisable		Price ($)	Date	(#) (11)(12)	($) (13)
Bernard H. Clineburg	—	18,337	(1)	20.05	3/18/2025	27,185	891,396
	—	3,334	(2)	19.18	2/16/2026
Mark A. Wendel	9,000	—		16.58	2/13/2023	7,561	247,915
	9,000	—		16.54	2/19/2024
	6,999	3,501	(3)	20.05	3/18/2025
	333	667	(4)	19.18	2/16/2026
Christopher W. Bergstrom	—	5,335	(5)	20.05	3/18/2025	21,761	713,542
	—	3,334	(6)	19.18	2/16/2026
Alice P. Frazier	20,000	—		11.74	1/26/2021	11,431	374,819
	27,000	—		16.58	2/13/2023
	27,000	—		16.54	2/19/2024
	10,665	5,335	(7)	20.05	3/18/2015
	666	1,334	(8)	19.18	2/16/2016
F. Kevin Reynolds	18,000	—		16.58	2/13/2023	10,602	347,653
	18,000	—		16.54	2/19/2024
	6,999	3,501	(9)	20.05	3/18/2025
	666	1,334	(10)	19.18	2/16/2026

(1)                                 The option, which was granted on March 18, 2015, vests annually with respect to 18,337 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(2)                                 The option, which was granted on February 16, 2016, vests annually with respect to 1,667 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(3)                                 The option, which was granted on March 18, 2015, vests annually with respect to 3,501 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(4)                                 The option, which was granted on February 16, 2016, vests annually with respect to 333 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(5)                                 The option, which was granted on March 18, 2015, vests annually with respect to 5,335 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(6)                                 The option, which was granted on February 16, 2016, vests annually with respect to 1,667 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(7)                                 The option, which was granted on March 18, 2015, vests annually with respect to 5,335 additional shares or 33% per year on the anniversary of the grant date, provided she remains employed with us.

(8)                                 The option, which was granted on February 16, 2016, vests annually with respect to 667 additional shares or 33% per year on the anniversary of the grant date, provided she remains employed with us.

(9)                                 The option, which was granted on March 18, 2015, vests annually with respect to 3,501 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(10)                          The option, which was granted on February 16, 2016, vests annually with respect to 667 additional shares or 33% per year on the anniversary of the grant date, provided he remains employed with us.

(11)                          Each officer, as participants in our deferred income plan, received phantom stock matches. We match 50% of the contributions made by our named executive officers in our deferred income plan. Such match is not to exceed $50,000 in any particular plan year and vests 25% immediately and the remainder in equal annual installments thereafter over three years from the date of the participants’ contribution.

(12)                          Each of the named executive officers received restricted stock awards during 2016 and 2015.  The grant dates for the restricted stock awards to each of the named executive officers is February 16, 2016 and March 18, 2015.  The vesting period for each of the restricted stock grants is one-third immediately, and one-third on the subsequent anniversary of the grant over the next two years.  The unvested portion of the restricted grants included in the column above for each of the named executive officers is as follows: Clineburg 27,185; Wendel 4,072; Bergstrom 17,904; Frazier 6,785 and Reynolds 6,441.

(13)                          The market value of the restricted stock and phantom stock units is based on the $32.79 closing price of a share of our common stock, as reported on December 31, 2016.

Option Exercises in Fiscal Year 2016

The following table presents information for those named executive officers that exercised stock options during 2016.  For the stock awards presented below, we include restricted stock award grants that vested in addition to stock awards that vested for each participant in our deferred income plan during 2016.

Option Exercises and Stock Vested

Fiscal Year 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bernard H. Clineburg	223,329	2,094,926	16,269	323,931
Mark A. Wendel	15,000	149,121	2,345	45,547
Christopher W. Bergstrom	82,331	817,364	9,401	181,208
Alice P. Frazier	25,000	672,802	3,853	74,757
F. Kevin Reynolds	—	—	3,512	67,930

Pension Benefits

The following table sets forth information as of December 31, 2016 with respect to officers’ participation in our supplemental executive retirement plan. No other named executive officers participate in our supplemental executive retirement plan.

Pension Benefits—Fiscal Year 2016

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During the Last Fiscal Year ($)
Bernard H. Clineburg	Cardinal Financial Corporation Supplemental Executive Retirement Plan	11	3,138,243	None
Christopher W Bergstrom	Cardinal Financial Corporation Supplemental Executive Retirement Plan	1	987,733	None
Alice P. Frazier	Cardinal Financial Corporation Supplemental Executive Retirement Plan	1	104,442	None
F. Kevin Reynolds	Cardinal Financial Corporation Supplemental Executive Retirement Plan	1	243,857	None

(1)                              In 2010, we entered into an Employment Agreement with Mr. Clineburg that superseded and replaced his previous Employment Agreement with us. As of the effective date of the Employment Agreement, Mr. Clineburg became 100% vested in all present and future benefits under his supplemental executive retirement plan.

(2)                                 The present value of Mr. Clineburg’s accumulated benefit at December 31, 2016 assumes payments of $20,000 per month for 180 months.  The present value of Mr. Bergstrom’s accumulated benefit assumes payment of $7,500 per month for 180 months beginning at age 60.  The present value of Ms. Frazier’s accumulated benefit assumes payment of $1,500 per month for 120 months beginning at age 65.  The present value of Mr. Reynold’s accumulated benefit assumes payment of $3,000 per month for 120 months beginning at age 65.

The Board of Directors adopted the Cardinal Financial Corporation Supplemental Executive Retirement Plan (the “Plan”), effective October 1, 2005, for the purpose of supplementing the retirement benefits payable under our tax-qualified plans. The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Plan must be administered and construed in a manner that is consistent with that intent. The Plan is intended to satisfy the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and Treasury Regulations issued thereunder.

Upon retirement, Mr. Clineburg will be entitled to an annual retirement benefit equal to $20,000 per month payable for 180 months. Upon our change in control, Mr. Clineburg will be entitled to an additional benefit equal to $10,000 per month for a period of 180 months, commencing on the first day of the month following the change in control. If Mr. Clineburg ceases to be an eligible employee or whose employment with us is terminated with cause, he shall immediately cease to be a participant in the plan and forfeit all rights under the plan.

On August 26, 2016, we adopted supplemental executive retirement plans for Mr. Bergstrom, Mr. Reynolds and Ms. Frazier as provided for in the definitive merger agreement with United Bankshares, Inc.   The plans are intended to be unfunded, were immediately vested and maintained primarily for the purpose of providing deferred compensation to the executives.   Mr. Bergstrom will receive a benefit of $7,500 per month commencing at age 60 for 15 years.  Mr. Reynolds and Ms. Frazier will receive a benefits of $3,000 and $1,500, respectively, per month commencing at age 65 for 10 years.

Changes in Nonqualified Deferred Compensation

The following table shows the changes in the balance of the named executive officers’ nonqualified deferred income plan:

Nonqualified Deferred Compensation Fiscal Year 2016

			Aggregate		Aggregate
	Executive	Registrant	Earnings in	Aggregate	Balance at
	Contributions in	Contributions in	Last Fiscal	Withdrawals/	Last Fiscal
	Last Fiscal Year	Last Fiscal Year	Year	Distributions	Year End
Name	($)	($)(1)	($)	($)	($)(2)
Bernard H. Clineburg	100,000	50,000	696,483	0	2,598,365
Mark A. Wendel	181,000	72,500	97,826	120,956	650,530
Christopher W. Bergstrom	1,079,623	50,000	304,574	247,401	2,264,921
Alice P. Frazier	240,000	90,000	161,319	83,642	972,955
F. Kevin Reynolds	651,273	71,555	215,926	150,675	1,580,465

(1)                                 Amount of the contributions by us reported for 2016 were included in the Summary Compensation Table above.

(2)                                 The registrant contributions reported for each of the named executive officers for 2015 and included in the summary compensation table for 2015 were: Mr. Clineburg $50,000; Mr. Wendel $18,000; Mr. Bergstrom $50,000; Ms. Frazier $50,000 and Mr. Reynolds $50,000. For 2014, the registrant contributions reported for each of the named executive officers and included in the summary compensation table were: Mr. Clineburg $50,000; Mr. Wendel $50,000; Mr. Bergstrom $50,000; Ms. Frazier $10,000 and Mr. Reynolds $26,300.

We currently have in place a deferred income plan for our executive officers—the Cardinal Financial Corporation Executive Deferred Income Plan (the “Executive Deferral Plan”). The purpose of the Executive Deferral Plan is to offer participants the opportunity to defer voluntarily current compensation, including salary and annual cash bonuses, for retirement income and other significant future financial needs for themselves, their families and other dependents. This plan is also designed to provide us with a vehicle to address limitations on our contributions under any tax-qualified defined contribution plan. Participants in the Executive Deferral Plan may elect from various investment funds, including a Company Common Stock fund that tracks the value of our Common Stock, for the amounts of compensation that they defer. Any of our employees who are an executive vice president or above may be eligible to participate in the Executive Deferral Plan.

Each participant in the Executive Deferral Plan may annually elect to defer all or a portion of his or her compensation for the plan year. At a minimum, the deferral contribution cannot be less than five percent or $2,000. We provide a deemed match for each participant’s contribution that does not exceed the greater of 50% of the participant’s deferral or $50,000 per participant per plan year. Certain registrant contributions above exceed $50,000 as a result of matching contributions for deferrals of bonuses that would have been paid in paid in 2016 for the previous plan year of 2015. This match is deemed invested in our Common Stock and vests 25% immediately and the remaining match of 75% vests over the next three years on the anniversary dates of the matching contribution. Participant’s earnings in our deferred income plan are based on the performance of the participant’s deemed investments they selected from the available investment options in the plan.

All distributions from the Executive Deferral Plan are made in cash, with the exception of those contributions deemed to be invested in our Common Stock, which are paid in shares of Common Stock in an amount equal to the number of whole shares of Common Stock credited to the participant’s account as of the date of the distribution. Any fractional shares are paid in cash. Automatic distributions occur if the participant dies or if the participant becomes disabled. At that time, any unvested portion of their match will vest immediately. If the participant terminates their employment with us, their vested balance will be distributed in lump sum, provided that the participant is not a key employee, in which case distribution will occur six months after their termination of service.

Potential Payments Upon Termination of Employment or Change-in-Control

Potential Payments Upon Change in Control

In the event of Mr. Clineburg’s termination following a change of control, Mr. Clineburg’s employment agreement with us provides for a lump-sum severance payment equal to 2.99 times his average total compensation, over the most recent five calendar year period of his employment with us prior to the termination. As of December 31, 2016, this amount was, in the aggregate, $8,879,167. Additionally, the change in control provision under his supplemental executive retirement plan vests immediately and he is entitled to begin receiving payments of $10,000 per month for 15 years, in addition to the payments he is otherwise entitled to under the plan.  Mr. Clineburg’s benefits upon normal retirement are discussed in “Pension Benefits” above.

In the event of termination following a change in control, Mr. Bergstrom will receive a lump-sum severance payment equal to 2.99 times his average total compensation, over the most recent five calendar year period of his employment with us prior to the termination, plus benefits continuation for 24 months following termination. As of December 31, 2016, this amount was, in the aggregate, $3,562,956.  Mr. Reynolds will receive a lump-sum severance payment in the event of termination following a change in control equal to 18 months of his base salary as of December 31, 2016, or $487,500. Ms. Frazier, in the event of termination following a change in control, will receive a lump-sum severance payment equal to 24 months of her base salary as of December 31, 2016, or $790,000, plus the remainder of 12 months of current salary if terminated without cause during the first 12 months following change in control.

Additionally, under the terms of our stock plan, accelerated vesting will occur in the event of a change in control. Typically, the payments relating to stock options represent the value of the unvested and accelerated stock options, calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of our Common Stock on the applicable date. The payments relating to stock grants represent the value unvested and acceleration stock grants, calculated by multiplying the number of accelerated shares and the closing price of our Common Stock on the applicable date.   At December 31, 2016, Messrs. Clineburg, Wendel, Bergstrom and Reynolds and Ms. Frazier had unvested options of 21,671, 4,168, 8,669, 4,835 and 6,669, respectively.  The unvested stock awards for Messrs. Clineburg, Wendel, Bergstrom and Reynolds and Ms. Frazier were 27,185, 4,072, 17,904, 6,441 and 6,785, respectively.   For Mr. Clineburg, the value of the accelerated vesting of his stock options that were in the money and stock awards granted to him is $1,170,385 at December 31, 2016.  For Mr. Wendel, the value of the accelerated vesting of his stock options that were in the money and stock awards granted to him is $187,201 at December 31, 2016.  For Mr. Bergstrom, the value of the accelerated vesting of his stock options that were in the money and stock awards granted to him is $700,416 at December 31, 2016.  For Ms. Frazier, the value of the accelerated vesting of her stock options that were in the money and stock awards granted to her is $308,604 at December 31, 2016. For Mr. Reynolds, the value of the accelerated vesting of his stock options that were in the money and stock awards granted to him is $273,959 at December 31, 2016.

Potential Payments Upon Involuntary Termination Without Cause or Good Reason

In the event Mr. Clineburg is terminated without cause or good reason, his employment agreement with us provides for a lump-sum severance payment equal to one year’s annual base salary plus the highest of his bonuses paid in the last five calendar years prior to the year in which he was terminated. As of December 31, 2016, this amount was $1,850,000.

If Mr. Bergstrom is terminated without cause or good reason, his employment agreement with us provides for a lump-sum severance payment equal to 12 months of his current base salary and 12 months of healthcare benefits. As of December 31, 2016, this amount was $461,227.

If Mr. Reynolds is terminated without cause or good reason, his employment agreement with us provides for a lump-sum severance payment equal to 12 months of his current base salary. As of December 31, 2016, this amount was $325,000.

If Ms. Frazier is terminated without cause or good reason, her employment agreement with us provides for a lump-sum severance payment equal to 12 months of her current base salary. As of December 31, 2016, this amount was $395,000.

Mr. Wendel does not have an employment agreement with us.

Potential Payments Under Deferred Income Plans

Under our deferred income plans, matching contributions as well as the deemed earnings upon matching contributions fully vest upon death, disability, change of control or retirement. At December 31, 2016, the unvested balances in the deferred income plan for the named executive officers are:  Wendel $114,394; Bergstrom $126,470: Reynolds $136,453; and Frazier $152,339. Mr. Clineburg, as part of his employment agreement with us, is fully vested in current and future matching contributions to our deferred income plan.

The following table shows potential payments to our named executive officers under existing employment agreements, plans or arrangements for various events involving a change of control or termination of employment of each of our named executive officers, assuming a December 31, 2016 termination date, and where applicable, using the closing price of our Common Stock of $32.79 at December 31, 2016.

Potential Payments Upon Termination of Employment or Change-in-Control

					Early
		Involuntary			Retirement
		Termination	Termination		or
		w/o Cause or	Following		Voluntary
		for Good	Change in	Normal	Separation
		Reason	Control	Retirement	of Service	Death	Disability
Name	Benefit	($)	($)	($)	($)	($)	($)
Bernard H. Clineburg	Severance Payment	1,850,000	8,879,167	—	—	—	—
	Stock Options (unvested and accelerated)		278,989	278,989	—	278,989	278,989
	Restricted Stock (unvested and accelerated)	—	891,396	891,396	—	891,396	891,396

	Supplemental Executive Retirement Plan (1)	—	1,800,000	—	—	—	—
			(paid
			monthly over 180 months)
	Total Value	1,850,000	11,849,552	1,170,385	—	1,170,385	1,170,385
			(a portion to be paid over 180 months)
Mark A. Wendel	Stock Options (unvested and accelerated)	—	53,681	53,681	—	53,681	53,681
	Restricted Stock (unvested and accelerated)	—	133,521	133,521	—	133,521	133,521
	Matching Contributions in Deferred Income Plan	—	114,394	114,394	—	114,394	114,394
	Total Value	—	301,595	301,595	—	301,595	301,595
Christopher W. Bergstrom	Severance Payment	461,227	3,562,956	—	—	—	—
	Stock Options (unvested and accelerated)	—	113,344	113,344	—	113,344	113,344
	Restricted Stock (unvested and accelerated)	—	587,072	587,072	—	587,072	587,072
	Matching Contributions in Deferred Income Plan	—	126,470	126,470	—	126,470	126,470
	Total Value	461,227	4,389,842	826,886	—	826,886	826,886
Alice P. Frazier	Severance Payment	395,000	790,000	—	—	—	—
	Stock Options (unvested and accelerated)	—	86,124	86,124	—	86,124	86,124
	Restricted Stock (unvested and accelerated)	—	222,480	222,480	—	222,480	222,480
	Matching Contributions in Deferred Income Plan	—	152,339	152,339	—	152,339	152,339
	Total Value	395,000	1,250,943	460,943	—	460,943	460,943
F. Kevin Reynolds	Severance Payment	325,000	487,500	—	—	—	—
	Stock Options (unvested and accelerated)	—	62,758	62,758	—	62,758	62,758
	Restricted Stock (unvested and accelerated)	—	211,200	211,200	—	211,200	211,200
	Matching Contributions in Deferred Income Plan	—	136,453	136,453	—	136,453	136,453
	Total Value	325,000	897,912	410,412	—	410,412	410,412

(1)          Receives additional benefits upon change in control.  Supplemental executive retirement benefits upon normal retirement for Messrs. Clineburg, Bergstrom and Reynolds and Ms. Frazier are discussed in “Pension Benefits” above.

Director Compensation

The following table shows the compensation earned by each of the directors for service as a director during 2016. Mr. Clineburg’s compensation earned for his services as a member of the Board of Directors is included in the “Summary Compensation Table” above.

Name(1)	Fees Earned or Paid in Cash ($)	Phantom Stock Matches ($)(2)	Stock Awards ($)(3)	Total ($)
B.G. Beck	65,000	32,500	16,965	114,465
William G. Buck	102,750	50,000	16,965	169,715
Sidney O. Dewberry	58,750	29,375	16,965	105,090
Michael A. Garcia	94,250	47,125	16,965	158,340
J. Hamilton Lambert	81,000	40,500	16,965	138,465
Barbara B. Lang	51,000	25,500	16,965	93,465
William J. Nassetta	86,750	43,375	16,965	147,090
William E. Peterson	76,250	38,125	16,965	131,340
Alice M. Starr	65,000	32,500	16,965	114,465
Steven M. Wiltse	58,000	29,000	16,965	103,965

(1)                                 The aggregate number of stock options outstanding at December 31, 2016 held by the Board of Directors is 196,750. The number of stock options outstanding for each director is as follows: Beck, 26,350; Buck, 10,000; Dewberry, 26,350; Garcia, 26,350; Lambert, 10,000; Lang, 15,000; Nassetta, 10,000; Peterson, 26,350; Starr, 26,350; and Wiltse 20,000. All options are granted with an exercise price equal to the Common Stock’s fair market value as of the date of each grant and vest immediately on the date of the grant.

(2)                                 Each director, as participants in our deferred income plan, received phantom stock matches. We match 50% of the contributions made by our directors in our deferred compensation plan which vests immediately. Such match is not to exceed $50,000 in any particular plan year.

(3)                                 Each director received a grant of 750 shares of restricted common stock on June 7, 2016. Each share of common stock was granted with a cost basis of $22.62 and vested immediately.

Each director is entitled to receive cash compensation for his or her service on the Board of Directors. Each director is paid an annual retainer of $5,000, $3,000 for each Board meeting attended, $2,250 for each Executive Committee meeting attended, and $1,750 for each committee meeting attended. J. Hamilton Lambert, in his capacity as Audit Committee Chairman, receives an additional retainer of $16,000 annually.

Each non-employee director can participate in our deferred income plan for non-employee directors. Under this plan, a non-employee director may elect to defer all or a portion of any director-related fees including retainers and fees for serving on board committees. Director deferrals are matched 50% by us and are vested immediately. Such match is not to exceed $50,000 in any particular plan year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Directors and Executive Officers

The following table sets forth certain information, as of February 1, 2017, with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” above and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the individual living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director, nominee or executive officer can vest title in himself or herself at once or at some future time.

Name(1)	Common Stock Beneficially Owned(2)(3)	Exercisable Options Included in Common Stock Beneficially Owned(4)	Percentage of Class(5)
B. G. Beck	165,644	26,350	*
William G. Buck	211,250	10,000	*
Bernard H. Clineburg(6)	370,629	20,003	1.12%
Sidney O. Dewberry	179,950	26,350	*
Michael A. Garcia	80,418	26,350	*
J. Hamilton Lambert	123,839	10,000	*
Barbara B. Lang	17,724	15,000	*
William J. Nassetta	12,894	10,000	*
William E. Peterson	99,669	26,350	*
Alice M. Starr	102,730	26,350	*
Steven M. Wiltse	26,250	20,000	*

Named Executive Officers
Christopher W. Bergstrom	56,321	7,001	*
Alice P. Frazier	116,204	91,332	*
F. Kevin Reynolds	108,497	47,832	*
Mark A. Wendel	54,939	29,166	*
Current Directors and Executive Officers as a Group (15 persons)	1,726,958	392,084	5.16%

*                                         Percentage of ownership is less than one percent of the outstanding shares of common stock.

(1)                                 The business address of each named person is c/o Cardinal Financial Corporation, 8270 Greensboro Drive, Suite 500, McLean, VA 22102.

(2)                                 The number of shares of Common Stock shown in the table includes 71,034 shares held for certain directors and executive officers in our 401(k) plan as of February 1, 2017.

(3)                                 Certain of our directors and named executive officers participate in our deferred income plans. As of February 1, 2017, the number of shares of Common Stock deemed to be owned by certain directors and executive officers in such plans total 528,468 and is not included in this column. The number of estimated shares in the deferred income plans for each director and named executive officer is as follows: Beck, 49,539 shares; Buck, 76,425 shares; Clineburg, 59,665 shares; Dewberry, 53,850 shares; Garcia, 66,131 shares; Lambert, 62,310 shares; Lang, 10,862; Nassetta, 23,100 shares; Peterson, 18,534 shares; Starr, 44,090 shares; Wiltse, 21,365 shares; Bergstrom, 11,603 shares; Frazier, 11,697; Reynolds, 12,241; and Wendel, 7,056 shares. Amounts are solely estimates for presentation purposes, as shares of Common Stock are only payable upon a distribution from the deferral plans.

(4)                                 The number of shares of Common Stock shown in this column includes shares that our directors and executive officers have the right to acquire, or will obtain the right to acquire, through the exercise of stock options within 60 days following February 1, 2017.

(5)                                 The number of common shares outstanding used to calculate percentage of beneficial ownership as of February 1, 2017 was 33,072,769.

(6)                                 Mr. Clineburg is also a named executive officer.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of Common Stock beneficially owned by all persons known by us who own five percent or more of our outstanding shares of Common Stock.

Name	Address	Common Stock Beneficially Owned	Percentage of Class(1)
BlackRock, Inc. (2)	55 East 52nd Street New York, NY 10055	3,793,774	11.47%
RE Advisors Corporation National Rural Electric Cooperative Association (3)	4301 Wilson Boulevard Arlington, VA 2203	1,954,500	5.91%
Dimensional Fund Advisors LP (4)	Building One 6300 Bee Cave Road Austin, TX 78746	1,690,115	5.11%

(1)                                 The number of common shares outstanding used to calculate percentage of beneficial ownership as of February 1, 2017 is 33,072,769.

(2)                                 In a Schedule 13G/A filed with the Securities and Exchange Commission on January 12, 2017, BlackRock, Inc. reported beneficial ownership of 3,793,774 shares of our Common Stock, with sole voting power over 3,168,426 shares of our Common Stock and sole dispositive power with respect to 3,709,256 shares of our Common Stock, all as of December 31, 2016.

(3)                                 In a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2017, RE Advisors Corporation and National Rural Electric Cooperative Association reported beneficial ownership of , including sole voting and dispositive power over 1,954,500 shares of our Common Stock as of December 31, 2016.

(4)                                 In a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2017, Dimensional Fund Advisors LP reported beneficial ownership of 1,690,115 shares of our Common Stock, with sole voting power over 1,592,051 shares of our Common Stock and sole dispositive power with respect to 1,690,115 shares of our Common Stock, all as of December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Independence of the Directors

The Board of Directors has determined that 10 of its 11 members are independent as defined by the listing standards of the Nasdaq Stock Market (“Nasdaq”), including the following: Messrs. Beck, Buck, Dewberry, Garcia, Lambert, Nassetta, Peterson, and Wiltse and Ms. Lang and Ms. Starr. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers. See “Certain Relationships and Related Transactions” below for additional information on certain transactions with members of our Board of Directors. There were no other transactions, relationships or arrangements between the Company and any of our independent directors.

Certain Relationships and Related Transactions

Some of our directors and officers are at present, as in the past, our banking customers. As such, we have had, and expect to have in the future, banking transactions in the ordinary course of our business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Cardinal Bank. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2016 totaled approximately $79.2 million, or 17.7% of the bank’s equity capital at that date.

William E. Peterson, a director, is the manager and a minority owner of Fairfax Corner Mixed Use, L.C. Fairfax Corner Mixed Use, L.C. owns a building in the Fairfax Corner shopping center and leases office space to George Mason Mortgage, LLC (“George Mason”). The lease commenced on July 1, 2002. We extended the lease during 2013 until June 30, 2019. The rent that George Mason pays to Fairfax Corner Mixed Use, L.C. ranges from $1.0 million to $1.3 million annually over the next three years. Common area expense reimbursements to the lessor are included in the lease.  Rent payments and common area expense reimbursements totaled $1.3 million in 2016.  George Mason also leases a loan origination office from a limited liability company of which Mr. Peterson is a minority owner.  The rent that George Mason pays for the use of this space under existing lease arrangements ranges from $170,000 to $179,000 annually over the next two years.  Rent payments totaled $172,000 in 2016.

William G. Buck, a director, has an indirect ownership in a limited liability company that owns the building where we lease branch office space for one of our locations. Certain of his immediate family members own a minority interest in the limited liability company. The lease was extended during 2016 so that it now expires September 30, 2021.  The rent that we pay for use of this space under the existing lease ranges from $35,000 to $38,000 annually over the next five years.  Rent payments under the lease totaled $33,000 in 2016.

We have not adopted a formal policy that covers the review and approval of related person transactions by our Board of Directors. The Board, however, does review all proposed related party transactions for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Those directors that are involved in a proposed related party transaction are excused from the board and/or committee meeting during the discussion and vote of the proposal.

Item 14.  Principal Accounting Fees and Services

Fees of Independent Public Accountants

General

The five members of the Audit Committee are independent as that term is defined in the listing standards of Nasdaq and by regulations of the SEC. The Audit Committee operates under a written charter that the Board of Directors has adopted.

Fees of Independent Public Accountants

Audit Fees.  For the fiscal year ended December 31, 2016, the aggregate amount of fees billed by Yount, Hyde and Barber, P.C. for professional services rendered for the audit of our annual financial statements and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, was $315,000.

For the fiscal year ended December 31, 2015, the aggregate amount of fees billed by KPMG LLP, for professional services rendered for the audit of our annual financial statements and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, was $795,000.

Audit-Related Fees.  The aggregate amount of fees billed by Yount, Hyde and Barber, P.C. for the fiscal year ended December 31, 2016, was $50,000 for professional services rendered in connection with the audit of our 401(k) plan and regulatory required audits.

The aggregate amount of fees billed by KPMG LLP, for the fiscal year ended December 31, 2015, was $33,000 for professional services rendered in connection with the audit of our 401(k) plan.

Tax Fees.  The aggregate amount of fees billed by KPMG LLP during the fiscal year ended December 31, 2015 for professional services rendered in connection with the preparation of our tax returns was $66,000.

All Other Fees.  Additional fees billed by KPMG LLP for services not reported above for the year ended December 31, 2016 include $150,000 for the review procedures related to the Company’s pending acquisition by United Bankshares, Inc. which is scheduled to occur during 2017.  In addition, KPMG LLP billed $75,000 for their review procedures related to the filing of the Company’s Form 10-K for December 31, 2016.  There were no additional fees billed by Yount, Hyde and Barber, P.C. or KPMG LLP for 2016 or 2015.

Audit Committee Pre-Approval Policies and Procedures

It is the policy of the Audit Committee that our independent auditor may provide only those services that have been pre-approved by the Audit Committee. Unless a type of service to be provided by the independent auditor has received general pre-approval, it requires specific pre-approval by the Audit Committee. The term of any general pre-approval is twelve months from the date of pre-approval, unless the Audit Committee or a related engagement letter specifically provides for a different period. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval.

Requests or applications to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer or Chief Accounting Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                 (1) and (2) The response to this portion of Item 15 is included in Item 8 above.

(3)                                 Exhibits

2.1                               Agreement and Plan of Reorganization, dated as of August 17, 2016, by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 18, 2016).

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

10.2.                     Amendment to the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated November 13, 2012 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3                        Amendment Two of the Employment Agreement by and between Cardinal Financial Corporation and Bernard H. Clineburg, dated

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

10.16                 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*

10.17                 Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2015).

10.18                 Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.19                 Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.20                 Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.21                 Split Dollar Life Insurance Agreement, dated August 25, 2016, by and between Cardinal Bank and Bernard H. Clineburg (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.22                 Amendment of the Executive Employment Agreement, dated December 21, 2016, by and between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2016).

10.23                 Amendment to Employment Agreement of Christopher W. Bergstrom, dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2016).

10.24                 Amendment of the Executive Employment Agreement, dated December 22, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2016).

10.25                 Amendment of the Executive Employment Agreement, dated December 20, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to Exhibit 10.3 to the Company’s

Current Report on Form 8-K filed December 22, 2016).

21                                  Subsidiaries of Cardinal Financial Corporation.

23.1                        Consent of Yount, Hyde & Barbour, P.C.

23.2                        Consent of KPMG LLP

31.1                        Rule 13a-14(a) Certification of Executive Chairman.

31.2                        Rule 13a-14(a) Certification of Chief Executive Officer.

31.3                        Rule 13a-14(a) Certification of Chief Financial Officer.

32.1                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2                        Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.3                        Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101                           The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Condition, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) related notes (furnished herewith).

*Management contracts and compensatory plans and arrangements.

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

CARDINAL FINANCIAL CORPORATION

March 15, 2017	By:	/s/ Bernard H. Clineburg
	Name:	Bernard H. Clineburg
	Title:	Executive Chairman

	By:	/s/ Christopher W. Bergstrom
	Name:	Christopher W. Bergstrom
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

Signatures	Titles

/s/ Bernard H. Clineburg	Executive Chairman
Name: Bernard H. Clineburg	(Co-Principal Executive Officer)

/s/ Christopher W. Bergstrom	President and Chief Executive Officer
Name: Christopher W. Bergstrom	(Co-Principal Executive Officer)

/s/ Mark A. Wendel	Executive Vice President and
Name: Mark A. Wendel	Chief Financial Officer
(Principal Financial Officer)

/s/ Jennifer L. Deacon	Executive Vice President and
Name: Jennifer L. Deacon	Chief Accounting Officer
(Principal Accounting Officer)

/s/ B.G. Beck	Director
Name: B. G. Beck

/s/ William G. Buck	Director
Name: William G. Buck

/s/ Sidney O. Dewberry	Director
Name: Sidney O. Dewberry

/s/ Michael A. Garcia	Director
Name: Michael A. Garcia

/s/ J. Hamilton Lambert	Director
Name: J. Hamilton Lambert

/s/ Barbara B. Lang	Director
Name: Barbara B. Lang

/s/ William J. Nassetta	Director
Name: William J. Nassetta

Director
Name: William E. Peterson

/s/ Alice M. Starr	Director
Name: Alice M. Starr

/s/ Steven M . Wiltse	Director
Name: Steven M. Wiltse

EXHIBIT INDEX

Number	Description

2.1

Agreement and Plan of Reorganization, dated as of August 17, 2016, by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 18, 2016).

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

10.1

Employment Agreement, dated as of November 1, 2010, between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2010).*

10.2.

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

10.15	Amendment of Executive Employment Agreement of Alice P. Frazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014).

10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the period ended December 31, 2007).*

10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2015).

10.18

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.19

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.20

Supplemental Executive Retirement Plan Agreement, dated August 26, 2016, by and between Cardinal Financial Corporation and F. Kevin Reynolds (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.21

Split Dollar Life Insurance Agreement, dated August 25, 2016, by and between Cardinal Bank and Bernard H. Clineburg (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2016).

10.22

Amendment of the Executive Employment Agreement, dated December 21, 2016, by and between Cardinal Financial Corporation and Bernard H. Clineburg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2016).

10.23	Amendment to Employment Agreement of Christopher W. Bergstrom, dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2016).

10.24

Amendment of the Executive Employment Agreement, dated December 22, 2016, by and between Cardinal Financial Corporation and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2016).

10.25

Amendment of the Executive Employment Agreement, dated December 20, 2016, by and between Cardinal Financial Corporation and Alice P. Frazier (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2016).

21	Subsidiaries of Cardinal Financial Corporation.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Executive Chairman.

31.2	Rule 13a-14(a) Certification of Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Condition, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) related notes (furnished herewith).

*Management contracts and compensatory plans and arrangements.